Form 10QSB
period 1996-03-31
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1996-05-15
CIK 909624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the quarterly period ended:  March 31, 1996

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

     For the transition period from _________ to __________

                         Commission File Number 0-25216

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)


            DELAWARE                              77-0317705
            --------                              ----------
 (State or other jurisdiction of      (I.R.S. Employer Identification No.)
 incorporation or organization)

                            3031 TISCH WAY
                      SAN JOSE, CALIFORNIA 95128
- --------------------------------------------------------------------------------
               (Address of principal executive offices)
  Registrant's telephone number, including area code: (408) 983-5950


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    No
      --      --

Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:


Title of Each Class                       Outstanding at May 8, 1996
- -------------------                       --------------------------
Common stock, par value $.01 per share,           11,540,183
and Preferred Stock Purchase Rights
associated therewith


Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ----      ---

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.

                                      INDEX


                                                                             Page
                                                                             ----
PART I.     FINANCIAL INFORMATION

Item 1.     Consolidated Financial Statements                                  3

            Consolidated Balance Sheets as of                                  3
              December 31, 1995 and March 31, 1996

            Consolidated Statements of Operations and Other                    4
              Operating Data for the Three Months Ended March 31, 1995
              and March 31, 1996

            Consolidated Statements of Cash Flows                              5
              for the Three Months Ended  March 31, 1995
              and March 31, 1996

            Notes to Consolidated Financial Statements                         6

Item 2.     Management's Discussion and Analysis of Financial Condition        8
              and Results of Operations

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities                                             14

Item 4.     Submission of Matters to a Vote of Security Holders               14

Item 6.     Exhibits and Reports on Form 8-K                                  15

Signatures                                                                    16



     When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially. For a discussion of such risks, see "Investment Considerations" on page 12. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                         PART I.  FINANCIAL INFORMATION
                   Item 1.  Consolidated Financial Statements
                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                           Consolidated Balance Sheets


                                                      December 31,       March 31,
                                                          1995             1996
                                                      ------------      ----------
                                                                        (unaudited)

ASSETS

CURRENT ASSETS:
  Cash and cash equivalents   . . . . . . . . . . . . .  $146,001,200     $131,141,700
  Accounts receivable, net of allowance for doubtful
    accounts of $225,000 at December 31, 1995 and
    $155,000 at March 31, 1996    . . . . . . . . . . .     1,452,600        2,161,200
  Inventory   . . . . . . . . . . . . . . . . . . . . .       205,800          267,700
  Prepaid expenses  . . . . . . . . . . . . . . . . . .     1,471,100        2,864,800
                                                        -------------    -------------
    Total current assets  . . . . . . . . . . . . . . .   149,130,700      136,435,400
  Property and equipment at cost, net . . . . . . . . .    46,724,200       54,613,000
  Product development costs, net  . . . . . . . . . . .       359,200          319,800
  Deferred subscriber acquisition costs, net  . . . . .     3,451,500        4,501,500
  Deposits and other assets . . . . . . . . . . . . . .     3,014,400        2,985,300
                                                        -------------    -------------
    Total assets  . . . . . . . . . . . . . . . . . . .  $202,680,000     $198,855,000
                                                         ============     ============

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Trade accounts payable  . . . . . . . . . . . . . . .  $ 11,388,700     $ 11,139,600
  Accrued payroll and related expenses  . . . . . . . .     2,154,400        2,521,800
  Other accrued expenses and liabilities  . . . . . . .     2,420,500        3,249,600
  Deferred revenue  . . . . . . . . . . . . . . . . . .     1,250,500        2,158,500
                                                        -------------    -------------
    Total current liabilities   . . . . . . . . . . . .    17,214,100       19,069,500

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Common stock, $.01 par value; Authorized shares -
    40,000,000; 11,096,100 shares issued and
    outstanding at December 31, 1995; 11,493,500 shares
    issued and outstanding at March 31,
    1996  . . . . . . . . . . . . . . . . . . . . . . .       111,000          114,900
  Additional paid-in capital  . . . . . . . . . . . . .   203,159,800      204,046,100
  Accumulated deficit . . . . . . . . . . . . . . . . .   (17,777,000)     (24,351,400)
  Cumulative translation adjustment . . . . . . . . . .       (27,900)         (24,100)
                                                         ------------     ------------
    Total stockholders' equity  . . . . . . . . . . . .   185,465,900      179,785,500
                                                         ------------     ------------
      Total liabilities and stockholders' equity  . . .  $202,680,000     $198,855,000
                                                         ============     ============

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
         Consolidated Statements of Operations and Other Operating Data




                                                              Three Months Ended
                                                         ------------------------------
                                                          March 31,           March 31,
                                                             1995               1996
                                                         ------------------------------
                                                                  (unaudited)

Revenues  . . . . . . . . . . . . . . . . . . . . .      $   7,497,900    $  24,101,300
Costs and expenses:
  Cost of revenues  . . . . . . . . . . . . . . . .          4,996,600       16,629,600
  Product development   . . . . . . . . . . . . . .            299,700        1,252,900
  Sales and marketing   . . . . . . . . . . . . . .          1,953,900        9,734,000
  General and administrative  . . . . . . . . . . .          1,760,200        4,454,300
  Amortization of goodwill and intangible assets  .                  -          334,000
                                                         -------------     ------------
    Total costs and expenses  . . . . . . . . . . .          9,010,400       32,404,800
                                                         -------------     ------------
Loss from operations  . . . . . . . . . . . . . . .         (1,512,500)      (8,303,500)
Interest income   . . . . . . . . . . . . . . . . .            221,300        1,732,800
                                                         -------------     ------------
Loss before provision for income taxes  . . . . . .         (1,291,200)      (6,570,700)
Provision (benefit) for income taxes  . . . . . . .                  -            3,700
                                                         -------------     ------------
Net loss  . . . . . . . . . . . . . . . . . . . . .       $ (1,291,200)    $ (6,574,400)
                                                          =============    =============

Net loss per share  . . . . . . . . . . . . . . . .       $      (0.19)    $      (0.59)

Shares used in computing net loss per share   . . .          6,731,000       11,223,700

OTHER OPERATING DATA:
Approximate number of subscribers at end of
period  . . . . . . . . . . . . . . . . . . . . . .            114,200          391,000

Number of POPs at end of period   . . . . . . . . .                 89              230


                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                      Consolidated Statements of Cash Flows


                                                             Three Months Ended
                                                      -----------------------------
                                                          March 31,      March 31,

                                                            1995            1996
                                                      -----------------------------
                                                                (unaudited)

OPERATING ACTIVITIES
  Net income (loss) . . . . . . . . . . . . . . . . . . . . . $ (1,291,200)   $ (6,574,400)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization  .  . . . . . . . . . . .    1,112,100       5,253,400
      Loss on disposal of assets  . . . . . . . . . . . . . .      110,400               -
      Changes in assets and liabilities:
        Accounts receivable   . . . . . . . . . . . . . . . .     (535,100)       (708,600)
        Inventory   . . . . . . . . . . . . . . . . . . . . .      391,300         (61,900)
        Prepaid expenses  . . . . . . . . . . . . . . . . . .     (158,600)     (1,463,300)
        Deposits and other assets   . . . . . . . . . . . . .      (47,100)       (304,800)
        Trade accounts payable  . . . . . . . . . . . . . . .    2,922,800        (249,100)
        Accrued payroll and related expenses  . . . . . . . .      359,100         367,400
        Other accrued expenses and liabilities  . . . . . . .      296,100         829,100
        Deferred subscriber costs   . . . . . . . . . . . . .     (308,500)     (3,019,600)
        Deferred revenue  . . . . . . . . . . . . . . . . . .      681,600         908,000
                                                              ------------   -------------
      Total adjustments   . . . . . . . . . . . . . . . . . .    4,824,100       1,550,600
                                                              ------------   -------------
    Net cash provided (used) by operating activities  . . . .    3,532,900      (5,023,800)

INVESTING ACTIVITIES

Purchase of property and equipment  . . . . . . . . . . . . .  (10,286,600)    (10,729,700)
                                                              ------------   -------------
Net cash used in investing activities   . . . . . . . . . . .  (10,286,600)    (10,729,700)

FINANCING ACTIVITIES

Proceeds from exercise of stock options and purchases
  under employee stock purchase plan  . . . . . . . . . . . .       22,100         890,200
                                                              ------------   -------------
Net cash provided by financing activities   . . . . . . . . .       22,100         890,200
                                                              ------------   -------------
Net decrease in cash and cash equivalents   . . . . . . . . .   (6,731,600)    (14,863,300)
Effects of exchange rates on cash   . . . . . . . . . . . . .            -           3,800
Cash and cash equivalents at beginning of period  . . . . . .   20,938,200     146,001,200
                                                              ------------   -------------
Cash and cash equivalents at end of period  . . . . . . . . . $ 14,206,600   $ 131,141,700
                                                              ============   =============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid   . . . . . . . . . . . . . . . . . . . . . . . $          -   $           -
Income taxes paid   . . . . . . . . . . . . . . . . . . . . . $          -   $       3,700

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  INTERIM PERIODS

    The unaudited interim information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future periods.

2.  DEFERRED SUBSCRIBER ACQUISITION COSTS

    The Company expenses the costs of advertising as incurred, except direct response advertising which consists of subscriber acquisition costs. Subscriber acquisition costs are deferred and amortized over a period determined by calculating the ratio of current revenues related to the direct response advertising versus the total expected revenues, or twelve months, whichever is shorter. These costs relate directly to subscriber solicitations and principally include the production, printing and shipping of starter packages, trade show costs and the costs of obtaining qualified prospects by various targeted direct marketing programs. No indirect costs are included in subscriber acquisition costs. To date, all subscriber acquisition costs have been incurred for the solicitation of specifically identified prospects.

    Subscriber acquisition costs, which relate directly to potential subscribers, are recorded separately from ordinary operating costs and do not include indirect costs. The Company capitalized subscriber acquisition costs of approximately $308,500 and $3,019,600 and amortized $282,100 and $1,969,600 for the three months ended March 31, 1995 and 1996, respectively.

3.  PROPERTY AND EQUIPMENT


                                 December 31, 1995  March 31, 1996
                                 -----------------  --------------
                                                     (unaudited)

Property and equipment at cost     $ 54,117,500    $ 64,847,200
Less accumulated depreciation
and amortization                     (7,393,300)    (10,234,200)
                                   ------------    ------------
Net property and equipment         $ 46,724,200    $ 54,613,000
                                   ============    ============


4.  NET LOSS PER SHARE

    Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

5.  STOCKHOLDERS' EQUITY

    The components of stockholders' equity are as follows:

                                                   Common                                                   Total
                                                   Stock       Additional                    Cumulative   Stockholders'
                                    ------------------------    Paid-In      Accumulated     Translation     Equity
                                      Shares       Amount       Capital        Deficit       Adjustment     (Deficit)
                                    -----------  -----------  ------------  -------------    -----------  ------------

Balance at December 31, 1995         11,096,100     $111,000   $203,159,800   ($17,777,000)   ($27,900)   $185,465,900
  Issuance under employee stock
    purchase plan                        16,900          200        437,400              -           -         437,600
  Exercise of stock options             380,500        3,700        448,900              -           -         452,600
  Cumulative translation adjustment           -            -              -              -       3,800           3,800
  Net loss                                    -            -              -     (6,574,400)          -      (6,574,400)
                                    -----------  -----------   ------------   -------------  ----------  -------------
Balance at March 31, 1996            11,493,500  $   114,900  $204,046,100    $(24,351,400)  $ (24,100)   $179,785,500
                                    ===========  ===========  ============    =============  ==========  =============

                                       -7-

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following information should be read in conjunction with the consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

OVERVIEW

    The Company's revenues are derived from providing Internet access services primarily to individuals and to a lesser extent to business subscribers. Revenues from monthly subscriptions have increased significantly since the Company's inception as a result of increases in the Company's subscriber base. This subscriber growth, in turn, has resulted from the growth of the Internet services market generally, the expansion of the Company's service offerings and distribution channels and the increase in the number of the Company's points-of-presence ("POPs") in metropolitan areas in the United States. The introduction of new POPs in a geographic area allows NETCOM subscribers in that area to access the Internet without incurring long distance telephone charges. The introduction of a new POP is generally accompanied by promotional programs in that geographic area. Subscriber growth accelerated after July 1994, when the Company introduced NetCruiser, an Internet access service that features a point-and-click graphical user interface providing subscribers with an easy-to-use access to the Internet's applications and resources.

    Revenues are comprised of both recurring revenues from the Company's customer base and one-time registration fees. The Company's NetCruiser accounts are billed monthly pursuant to a pre-authorized credit card account. The Company recently adopted a new pricing strategy, offering unlimited access to the Internet to individual subscribers for $19.95 per month. Also, new individual customers will be charged $5.00 for their first subscription month and receive unlimited access to the Internet. Currently, sales to individuals represent a significant majority of the Company's revenues.

    The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. In response to the increasing competition among Internet service providers, the Company has recently increased its focus in the near term on increasing its subscriber base, which will require it to significantly increase its expenses for personnel, new product development, marketing and capital expenditures and will adversely impact short-term operating results. As a result, the Company expects that it will continue to incur substantial net losses for the foreseeable future. There can be no assurance that revenue or subscriber growth will continue or that the Company will be able to first achieve and then sustain profitability or positive cash flow.

     The Company may choose to adopt strategies designed to continue growth in its subscriber base, such as aggressive promotional programs and the implementation of new pricing programs. Such strategies may result in an increase in costs as a percentage of revenues. Additionally, in order to continue to realize subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in telecommunications infrastructure, customer support capabilities, new service offerings and NetCruiser software releases will ensure subscriber retention.

     Acceleration in the growth of the Company's subscriber base or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. Acceleration in the growth of the subscriber base could further increase the Company's need to hire additional personnel and increase the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by subscribers could adversely affect the Company's ability to consistently meet the demand for its access services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per subscriber basis.

RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1996

REVENUES

     Revenues increased by $16,603,400, or 221.4%, from $7,497,900 for the three months ended March 31, 1995 to $24,101,300 for the three months ended March 31, 1996. The increase in revenues was due to a significant increase in the number of subscribers, which the Company attributes to the growth in the Internet market generally, the increase in the number of the Company's POPs and the Company's release of enhancements to its NetCruiser software, as well as continued expansion of the Company's sales force and promotional activities.
The Company has begun international expansion in the United Kingdom and Canada. There is no significant international revenue at this time due to the early stages of such expansion. As a result, approximately 30% of the net loss for the three months ended March 31, 1996 was incurred due to such expansion.
Total subscribers increased from approximately 114,200 accounts as of March 31, 1995 to approximately 391,000 accounts as of March 31, 1996.

COST OF REVENUES

     The Company's cost of revenues was $4,996,600 for the three months ended March 31, 1995 and $16,629,600 for the three months ended March 31, 1996, increasing from 66.6% to 69.0% of revenues, respectively. The increase in the cost of revenues was primarily attributable to increases in data communication costs associated with the increase in the number of subscribers, increased depreciation expense relating to capital expenditures for POP expansion and network improvements and expansion of the Company's operations and customer support staff to support growth. The Company expects that the cost of revenues will continue to increase in absolute dollars as the Company plans to increase its subscriber base and expand its infrastructure, including increased depreciation expenses from capital expenditures associated with increases in the number of POPs and network enhancements and increased customer support levels.

PRODUCT DEVELOPMENT

     Total product development expenses were $299,700 for the three months ended March 31, 1995 and $1,252,900 for the three months ended March 31, 1996, representing 4.0% and 5.2% of revenues, respectively. In accordance with Statement of Financial Accounting Standards No. 86, software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized until the software is commercially available. The Company did not capitalize any software development costs in the first quarter of 1995 or 1996.

Amounts capitalized are amortized over the estimated useful life of approximately three years. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades existing products. Accordingly, research and development expenses are expected to increase in absolute dollars but remain relatively level as a percentage of revenues in the near term.

SALES AND MARKETING

     Sales and marketing expenses increased $7,780,100, or 398.2%, from $1,953,900 for the three months ended March 31, 1995 to $9,734,000 for the three months ended March 31, 1996, increasing from 26.1% to 40.4% of revenues, respectively. The increase in sales and marketing expenses was due primarily to increased costs associated with expansion of the Company's sales and marketing department, the addition of management personnel, and marketing expenditures. Sales and marketing expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenues. Certain of the subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $308,500 and $3,019,600 and amortized subscriber acquisition costs of $282,100 and $1,969,600 for the three months ended March 31, 1995 and 1996, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $2,694,100, or 153.1%, from $1,760,200 for the three months ended March 31, 1995 to $4,454,300 for the three months ended March 31, 1996, decreasing from 23.5% to 18.5% of revenues, respectively. This increase was primarily attributable to hiring additional administrative and accounting personnel and incurring additional corporate facility expenses. Although no assurances can be given, the Company expects general and administrative expenses to decrease as a percentage of revenues over time as the Company seeks to increase its revenue base without commensurate increases in general and administrative expenses.

GOODWILL AND INTANGIBLE ASSETS

     On August 7, 1995, the Company completed the acquisition of Professional Internet Consulting, Inc. The resulting consideration in excess of assets acquired totaling $1,373,000 represents the valuation of the customer base, other intangibles and goodwill acquired. These amounts were allocated to intangible assets and are being amortized as an operating expense over a period of up to eighteen months. Amortization of goodwill and intangible assets was $334,000 in the three months ended March 31, 1996.

INTEREST INCOME

     Net interest expense was $221,300 for the three months ended March 31, 1995 as compared to net interest income of $1,732,800 for the three months ended March 31, 1996. This change is primarily the result of the investment of the proceeds from the Company's public offerings in May 1995 and November 1995 primarily in United States treasury bills and high grade commercial paper.

NET LOSS

     The higher cost of revenues and higher operating expenditures incurred in the three months ended March 31, 1996 as described above, resulted in a net loss of $6,574,400, as compared to a net loss of $1,291,200 for the three months ended March 31, 1995, notwithstanding the period-to-period revenue growth. This primarily reflected the Company's strategy to invest in the growth of its subscriber base.

INCOME TAXES

     There was a $3,700 provision for minimum state income taxes for the three months ended March 31, 1996. No provision for income taxes is expected for 1996, other than minimum state income taxes, as the Company expects to incur a net loss for the year and does not expect earnings for the foreseeable future.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations primarily through cash generated from operations, private and public sales of equity securities and bank indebtedness. The Company's operating activities provided cash of approximately $3,532,900 for the three months ended March 31, 1995, and used cash of approximately $5,023,800 for the three months ended March 31, 1996. During the three months ended March 31, 1995, cash from operations was primarily generated by increases in accounts payable and deferred revenue and partially offset by increases in accounts receivable. During the three months ended March 31, 1996, cash from operations was primarily used by increases in accounts receivable and prepaid expenses and decreases in accounts payable and partially offset by increases in other accrued expenses and liabilities and deferred revenue.

     The Company's investing activities have consisted primarily of equipment purchases for POPs and network expansion, and amounted to $10,286,600 and $10,729,700 for the three months ended March 31, 1995 and 1996, respectively.

     The Company's financing activities provided $22,100 and $890,200 for the three months ended March 31, 1995 and March 31, 1996, respectively. For the three months ended March 31, 1996, financing activities consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. Although the Company has no material capital commitments (other than for its POP expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings have been used, and are expected to continue to be used for additional equipment purchases and for subscriber acquisition.

     As of March 31, 1996, the Company had cash and cash equivalents of $131,141,700 and working capital of $117,365,900. The Company used $6,731,600 and $14,863,300 of cash in the three months ended March 31, 1995 and March 31, 1996, respectively. In addition, the Company has $15,000,000 available under its bank credit facility. Borrowings may not exceed 90% of the Company's prior three-month subscriber revenue, subject to certain adjustments. This credit facility bears interest at a rate of prime plus 1.0%. The line matures in May 1996. The Company may extend this bank line of credit or evaluate other lines of credit in the future. The Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements. There were no outstanding borrowings under this credit facility as of March 31, 1996.

INVESTMENT CONSIDERATIONS

     The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1995, and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

     LIMITED OPERATING HISTORY; OPERATING LOSSES; FLUCTUATIONS IN OPERATING RESULTS. The Company was incorporated in August 1992, and accordingly has had a limited operating history. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 in 1994, $14,063,600 in 1995 and $6,574,400 in the first quarter of
1996, and had an accumulated deficit of $24,351,400 as of March 31, 1996.

     These losses are also reflected in the Company's declining operating margins, which decreased from a loss of .9% for 1994 to a loss of 31% for 1995 and a loss of 35% for the first quarter of 1996. The Company's current focus is on increasing its subscriber base, and the Company continues to hire additional personnel and to increase its expenses related to product development, marketing, network, infrastructure and customer support. In addition, the Company is seeking to expand its operations to international markets. The costs associated with the penetration of new markets, particularly new international markets in which Internet services are less well established, are likely to further impact cash flow and operating performance. As a result, the Company expects that it will continue to incur substantial losses for the foreseeable future. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations. In view of the competitive nature of its market, the Company has adopted strategies designed to continue growth in its subscriber base. Such strategies, and any promotional measures the Company could adopt in the future in pursuit of these strategies, may result in an increase in costs as a percentage of revenues. In addition, an acceleration in the growth of the subscriber base or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. The acceleration of the introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by the adoption of these strategies.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company and competitors, market acceptance of new and enhanced versions of the Company's software products and services and the rates of new subscriber acquisition and retention. Operating results could also be adversely affected by increased competition in the Company's markets, including price competition.

     COMPETITION. The market for Internet access services is extremely competitive. There are no substantial barriers to entry and the Company expects that competition will intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) other national and regional commercial Internet services providers, such as Performance Systems International, Inc., Bolt, Bernanek & Newman, Inc., and UUNET Technologies, Inc., (2) established on-line services companies which currently offer or are expected to offer Internet connectivity, such as America Online, Inc., CompuServe Incorporated and Prodigy
Services Company, (3) computer hardware and software and other technology companies, such as International Business Machines Corporation and Microsoft Corporation, (4) national long distance carriers such as American Telephone and Telegraph Company ("AT&T"), MCI Communications Corporation and Sprint Corporation, (5) regional telephone companies, such as Pacific Bell and Bell Atlantic, (6) cable operators, such as Tele-Communications, Inc., and (7) nonprofit or educational Internet service providers.

     Most of the established on-line services companies and telecommunications companies currently offer Internet access. In addition, the Company believes that new competitors, including large computer hardware and software, media and telecommunications companies, such as additional regional telephone companies, will enter the Internet access market, resulting in even greater competition for the Company. For example, in the first quarter of 1996, AT&T began to offer its telephone customers Internet access with an aggressive pricing structure.

     Increased competition could result in significant price competition, which in turn could result in significant reductions in the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition, price or otherwise, could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have the financial resources, technical resources, technical expertise or marketing and support capabilities to continue to compete successfully.

     NEW AND UNCERTAIN MARKET. The market for Internet connectivity services and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet access services may also adversely affect the Company's ability to retain new customers as they may be unfamiliar with the Internet and more likely to discontinue the Company's services after an initial trial period. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market.

     In order to continue to realize subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial.

Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its subscribers. The Company continues to invest significant resources in its telecommunications infrastructure and customer support resources. There can be no assurances that the Company's investments in its telecommunications infrastructure, customer support capabilities and NetCruiser software releases will improve subscriber retention. Since the Internet market is new and the utility of available services is not well understood by new and potential subscribers, the Company is unable to predict future subscriber retention rates.

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES

     Reference is hereby made to "Exhibit C--Summary of Rights," from the Company's Report on Form 8-K, filed with the Commission on March 18, 1996, relating to the adoption by the Company of a Stockholder Rights Plan.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At a Special Meeting of Stockholders on February 15, 1996, the holders of 7,385,756 shares of common stock, representing 66.5% of the total votes eligible to be cast, approved a proposal to amend and restate the Company's 1993 Stock Option Plan by the margin indicated below.



 Vote For       Voted Against      Abstained      No Vote
 --------       -------------      ---------      -------
 5,838,424        1,370,494         10,368        166,470

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)       Exhibits

     Exhibit
     Number    Description of Document
     ------    -----------------------

     10.1 Form 8-K, filed with the Commission on March 18, 1996, relating to the adoption by the Company of a Stockholder Rights Plan and incorporated herein by reference.

     (b)       Reports on Form 8-K

     On March 18, 1996, the Company filed a report on Form 8-K relating to the adoption by the Company of a Stockholder Rights Plan.

ITEMS 1, 3 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.



Date:  May 13, 1996               By       /s/ David W. Garrison
                                     -------------------------------------------
                                               David W. Garrison
                                      Chairman of the Board, President and
                                            Chief Executive Officer


                                  By     /s/ Clifton T. Weatherford
                                     -------------------------------------------
                                             Clifton T. Weatherford
                                             Senior Vice President,
                                     Chief Financial Officer and Secretary