Form 10QSB
period 1996-06-30
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1996-08-14
CIK 909624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:    June 30, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from _________ to _________

                         Commission File Number 0-25216

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
      (Exact name of the small business issuer as specified in its charter)

                DELAWARE                                77-0317705
         (State or other jurisdiction of    (I.R.S. Employer Identification No.)
         incorporation or organization)

                               2 N. Second Street
                           San Jose, California 95113
                    (Address of principal executive offices)
                    Issuer's telephone number: (408) 881-1815

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---     ---

     State the numbe9r of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Title of Each Class                             Outstanding at August 9, 1996
- -------------------                             -----------------------------
Common stock, par value $.01 per share                   11,608,251
and Preferred Stock Purchase Rights
associated therewith.

Transitional Small Business Disclosure Format (check one):
Yes      No  X
    ---     ---

This report, including all exhibits, contains 18 pages.

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                                      Index

                                                                            Page

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         December 31, 1995 and June 30, 1996                                   3

         Condensed Consolidated Statements of Operations and Other
         Operating Data for the Three Months Ended June 30, 1995
         and June 30, 1996                                                     4

         Condensed Consolidated Statements of Operations and Other
         Operating Data for the Six Months Ended June 30, 1995
         and June 30, 1996                                                     5

         Condensed Consolidated Statements of Cash Flows
         for the Six Months Ended June 30, 1995
         and June 30, 1996                                                     6

         Notes to Condensed Consolidated Financial Statements                  7

Item 2.  Management's Discussion and Analysis
         of Financial Condition and Results of
         Operations                                                            9

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders                  17

Item 6.  Exhibits and Reports on Form 8-K                                     17

Signatures                                                                    18

     When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. For a discussion of such risks, see "Investment Considerations" on page 14. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                         PART I. FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements
                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                      Condensed Consolidated Balance Sheets

                                                                   December 31,            June 30,
                                                                       1995                  1996
                                                                 ---------------      ----------------
                                                                                         (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ...............................    $  146,001,200         $ 110,843,700
    Accounts receivable, net of allowances for doubtful
       accounts of $225,000 at December 31, 1995 and
       $853,000 at June 30, 1996 ............................         1,452,600             2,417,400
    Inventory ...............................................           205,800               273,300
    Prepaid expenses ........................................         1,471,100             2,960,700
                                                                 --------------         -------------
           Total current assets .............................       149,130,700           116,495,100
    Property and equipment at cost, net .....................        46,724,200            71,179,900
    Product development costs, net ..........................           359,200               280,500
    Deferred subscriber acquisition costs, net ..............         3,451,500             6,967,500
    Deposits and other assets ...............................         3,014,400             2,048,200
                                                                 --------------         -------------
                Total assets ................................    $  202,680,000         $ 196,971,200
                                                                 ==============         =============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable ..................................    $   11,388,700         $  17,178,700
    Accrued payroll and related expenses ....................         2,154,400             3,415,100
    Other accrued expenses and liabilities ..................         2,420,500             5,756,800
    Deferred revenue ........................................         1,250,500             2,756,100
                                                                 --------------         -------------
           Total current liabilities ........................        17,214,100            29,106,700
Commitments and contingencies
Stockholders' equity:
    Common stock, $.01 par value; Authorized shares -
           40,000,000; 11,096,100 shares issued and outstanding
           December 31, 1995; 11,553,400 shares issued and
           outstanding at June 30, 1996 .....................           111,000               115,600
    Additional paid-in capital ..............................       203,159,800           204,637,400
    Accumulated deficit .....................................       (17,777,000)          (36,945,700)
    Cumulative translation adjustment                                   (27,900)               57,200
                                                                 --------------         -------------
           Total stockholders' equity .......................       185,465,900           167,864,500
                                                                 --------------         -------------
                Total liabilities and stockholders' equity ..    $  202,680,000         $ 196,971,200
                                                                 ==============         =============

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    Condensed Consolidated Statements of Operations and Other Operating Data


                                                                       Three Months Ended
                                                             --------------------------------------
                                                                 June 30,              June 30,
                                                                   1995                  1996
                                                             ----------------      ----------------
                                                                (unaudited)          (unaudited)

Revenues...........................................          $     10,528,100      $     28,023,200
Costs and expenses:
  Cost of revenues.................................                 7,458,100            20,531,200
  Product development..............................                   539,200             1,391,000
  Sales and marketing..............................                 3,824,900            12,549,000
  General and administrative.......................                 1,944,500             6,298,800
  Amortization of goodwill and intangible assets...                        --               195,900
                                                             ----------------      ----------------
    Total costs and expenses.......................                13,766,700            40,965,900
                                                             ----------------      ----------------
Loss from operations...............................                (3,238,600)          (12,942,700)
Loss on investment in McKinley.....................                        --            (1,200,000)
Interest income....................................                   360,800             1,552,100
                                                             ----------------      ----------------
Loss before provision for income taxes.............                (2,877,800)          (12,590,600)
Provision (benefit) for income taxes...............                        --                 3,700
                                                             ----------------      ----------------
Net loss...........................................          $     (2,877,800)      $   (12,594,300)
                                                             ================       ===============

Net loss per share.................................          $          (0.37)      $         (1.09)


Shares used in computing net loss per share........                 7,762,400            11,533,600


Other operating data:
  Approximate number of subscribers at.............                   169,000               479,000
  Number of local access areas at end of period....                       171                   330

                             See accompanying notes


                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    Condensed Consolidated Statements of Operations and Other Operating Data


                                                         Six Months Ended
                                                   ----------------------------
                                                      June 30,       June 30,
                                                        1995           1996
                                                   ------------    ------------
                                                    (unaudited)     (unaudited)

Revenues .......................................   $ 18,026,000    $ 52,124,500
Costs and expenses:
  Cost of revenues .............................     12,454,700      37,160,800
  Product development ..........................        838,900       2,643,900
  Sales and marketing ..........................      5,778,800      22,283,000
  General and administrative ...................      3,704,700      10,753,100
  Amortization of goodwill and intangible assets             --         529,900
                                                   ------------    ------------
    Total costs and expenses ...................     22,777,100      73,370,700
                                                   ------------    ------------
Loss from operations ...........................     (4,751,100)    (21,246,200)
Loss on investment in McKinley .................             --      (1,200,000)
Interest income ................................        582,100       3,284,900
                                                   ------------    ------------
Loss before provision for income taxes .........     (4,169,000)    (19,161,300)
Provision (benefit) for income taxes ...........             --           7,400
                                                   ------------    ------------
Net loss .......................................   $ (4,169,000)   $(19,168,700)
                                                   ============    ============

Net loss per share .............................   $      (0.57)   $      (1.68)


Shares used in computing net loss per share ....      7,246,700      11,378,700


Other operating data:
  Approximate number of subscribers at
     end of period .............................        169,000         479,000
  Number of local access areas at end of period             171             330

                             See accompanying notes

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows


                                                                            Six Months Ended
                                                                  -------------------------------------
                                                                      June 30,           June 30,
                                                                        1995               1996
                                                                  ----------------- -------------------
                                                                     (unaudited)        (unaudited)
Operating activities
  Net income (loss)..............................................   $ (4,169,000)      $ (19,168,700)
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization..............................      3,010,700          11,809,000
      Loss on disposal of assets.................................        110,400             123,700
      Loss on investment in McKinley.............................             --           1,200,000
      Changes in assets and liabilities:
        Accounts receivable .....................................       (219,300)           (964,800)
        Inventory ...............................................        (67,700)            (67,500)
        Prepaid expenses ........................................     (1,023,500)         (1,636,600)
        Deposits and other assets ...............................       (193,000)           (263,600)
        Trade accounts payable ..................................         (2,500)          5,790,000
        Accrued payroll and related expenses ....................        445,500           1,260,700
        Other accrued expenses and liabilities ..................        924,300           3,336,300
        Deferred subscriber costs ...............................     (1,575,000)         (7,909,200)
        Deferred revenue ........................................        806,300           1,505,600
                                                                    ------------       -------------
    Total adjustments ...........................................      2,216,200          14,183,600
                                                                    ------------       -------------
Net cash provided (used) by operating activities ................     (1,952,800)         (4,985,100)

Investing activities
  Purchase of property and equipment ............................    (19,612,300)        (31,239,700)
  Investment in McKinley ........................................     (1,500,000)           (500,000)
                                                                    ------------       -------------
Net cash used in investing activities ...........................    (21,112,300)        (31,739,700)

Financing activities
  Proceeds from exercise of stock options and purchases under
    employee stock purchase plan ................................        393,300           1,482,200
  Proceeds from sale of common stock, net........................     49,306,300                  --
                                                                    ------------       -------------
Net cash provided by financing activities .......................     49,699,600           1,482,200
                                                                    ------------       -------------
Net increase (decrease) in cash and cash equivalents ............     26,634,500         (35,242,600)
Effects of exchange rates on cash ...............................             --              85,100
Cash and cash equivalents at beginning of period ................     20,938,200         146,001,200
                                                                    ------------       -------------
Cash and cash equivalents at end of period ......................   $ 47,572,700       $ 110,843,700
                                                                    ============       =============

Supplemental disclosures of cash flow information
Interest paid ...................................................  $          --       $          --
Income taxes paid ...............................................  $          --       $       7,400

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements

1.   Interim Periods

     The unaudited interim information has been prepared on the same basis as the annual financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future periods. The following information should be read in conjunction with the financial statements and the notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


2.   Deferred Subscriber Acquisition Costs

     Subscriber acquisition costs are deferred and amortized over a period determined by calculating the ratio of current revenues related to the direct response advertising versus the total expected revenues, or twelve months, whichever is shorter. These costs relate directly to subscriber solicitations and principally include the production, printing and shipping of starter packages, trade show costs, channel commissions to partners providing new subscribers and the costs of obtaining qualified prospects by various targeted direct marketing programs. No indirect costs are included in subscriber acquisition costs. To date, all subscriber acquisition costs have been incurred for the solicitation of specifically identified prospects.

     Subscriber acquisition costs, which relate directly to potential subscribers, are recorded separately from ordinary operating costs and do not include indirect costs. The Company capitalized subscriber acquisition costs of approximately $1,266,600 and $4,889,600 for the three months ended June 30, 1995 and June 30, 1996, respectively. Amortization of deferred subscriber acquisition costs for the three months ended June 30, 1995 and June 30, 1996 were $467,100 and $2,423,600, respectively. The Company capitalized subscriber acquisition costs of approximately $1,575,000 and $7,909,200 for the six months ended June 30, 1995 and June 30, 1996, respectively. Amortization of deferred subscriber acquisition costs for the six months ended June 30, 1995 and June 30, 1996 were $749,200 and $4,393,200, respectively.

3.   Property and Equipment

     Property and equipment consist of the following:

                                           December 31, 1995    June 30,1996
                                           -----------------    ------------
                                                                 (unaudited)

Property and equipment at cost               $ 54,117,500       $ 85,233,500
Less accumulated depreciation and
   amortization                               ( 7,393,300)      ( 14,053,600)
                                             ------------       ------------
Net property and equipment                   $ 46,724,200       $ 71,179,900
                                             ============       ============

4.   Net Loss Per Share

     Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

5.   Income Taxes

     There were $3,700 and $7,400 provisions for minimum state income taxes for the three and six months ended June 30, 1996, respectively. Other than minimum state income taxes, no provision for income taxes is expected for 1996 as the Company expects to incur a net loss for the year and does not expect earnings for the foreseeable future.

6.   Stockholders' Equity

     The components of the stockholders' equity are as follows:


                                           Common                                                                Total
                                           Stock                Additional                     Cumulative     Stockholders'
                                   ------------------------      Paid-In       Accumulated    Translation       Equity
                                    Shares        Amount         Capital         Deficit       Adjustment      (Deficit)
                                   ----------     ---------    -------------  -------------   ------------    -------------

Balance at December 31, 1995       11,096,100     $ 111,000    $ 203,159,800  $ (17,777,000)    $ (27,900)    $ 185,465,900
  Issuance under employee stock
     purchase plan                     16,900           200          437,400               -             -          437,600
  Exercise of stock options           440,400         4,400        1,040,200               -             -        1,044,600
  Cumulative translation                    -             -                -               -        85,100           85,100
    adjustment
  Net loss                                  -             -                -    (19,168,700)             -      (19,168,700)
                                   ----------     ---------    -------------  -------------       --------    -------------
Balance at June 30, 1996           11,553,400     $ 115,600    $ 204,637,400  $ (36,945,700)      $ 57,200    $ 167,864,500
                                   ==========     =========    =============  =============       ========    =============

7.   Investment in McKinley

     In June 1995, the Company acquired shares of Series A Common Stock in The McKinley Group, Inc. ("McKinley"), for $1,500,000, consisting of cash of $1,200,000 and the issuance of 12,600 shares of common stock with a value of $300,000 and certain other contingent consideration. In May 1996, the Company loaned McKinley $500,000 in exchange for a demand promissory note convertible into an equity interest.

     On June 26, 1996, McKinley signed a letter of intent with Excite, Inc. ("Excite") subject to a definitive merger agreement. On August 6, 1996, McKinley announced that it had signed a definitive merger agreement with Excite pursuant to which Excite would acquire all of the outstanding shares of McKinley in exchange for 850,000 shares of Excite common stock. Subject to a liquidation preference of approximately $1,500,000 for McKinley's Series B Common Stock, the holders of Series A and Series B Preferred Stock are expected to participate ratably (on an as-converted basis) in the proceeds of the merger. Consummation of the merger is subject to certain conditions, including approval by McKinley's shareholders.

     Based on the Company's estimated proceeds from McKinley's merger with Excite and the risk associated with consummation of the merger, the Company recorded a loss on investment in McKinley of $1,200,000 and reduced the carrying value of its investment in McKinley to $800,000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.

Overview

     The Company's revenues are derived from providing Internet access services primarily to individuals and to a lesser extent to business subscribers. Revenues from monthly subscriptions have increased significantly since the Company's inception as a result of increases in the Company's subscriber base. This subscriber growth, in turn, has resulted from the growth of the Internet services market generally, the expansion of the Company's service offerings and distribution channels and the increase in the number of the Company's local access areas in metropolitan areas in the United States. The introduction of new local access numbers in a geographic area allows NETCOM subscribers in that area to access the Internet without incurring long distance telephone charges.

     The Company believes its NetCruiser software has contributed to its strong subscriber growth. NetCruiser is an Internet access service that features a point-and-click graphical user interface providing subscribers with an easy-to-use access to the Internet's applications and resources. In June 1996, the Company introduced its NETCOMplete software which gives Windows and Macintosh users an Internet solution that offers a complete suite of software, access, support and service.

     Currently, sales to individuals represent a significant majority of the Company's revenues. Revenues from individuals are comprised primarily of recurring revenues. The Company's NetCruiser accounts are billed monthly pursuant to a pre-authorized credit card account. The Company recently underwent a domestic pricing change that provides unlimited usage of the Company's service for new individual accounts. Individuals are charged $5.00 for the first month of service and $19.95 per month thereafter. The Company's international subsidiaries have similar pricing plans. This change has adversely affected the Company's average revenue per subscriber on NetCruiser accounts. Revenues from dedicated connections include recurring revenue, usage charges, set-up charges and equipment sales.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company expects that it will continue to incur substantial net losses for the foreseeable future. In addition, the Company has expanded its operations internationally to Canada and the United Kingdom, and plans to continue expansion internationally which will require significant expenditures. There can be no assurance that revenue or subscriber growth will continue or that the Company will be able to first achieve and then sustain profitability or positive cash flow.

     The Company may choose to adopt strategies designed to continue growth in its subscriber base, such as aggressive promotional programs and the implementation of new pricing programs to accomplish this objective. Such strategies may result in an increase in costs as a percentage of revenues. Additionally, in order to continue to realize subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in its telecommunications infrastructure, customer support capabilities, new service offerings and software releases will ensure subscriber retention.

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

Results of Operations for the Three Months and Six Months Ended June 30, 1996

Revenues

     Revenues increased by $17,495,100, or 166.2%, from $10,528,100 for the three months ended June 30, 1995 to $28,023,200 for the three months ended June 30, 1996. Revenues increased by $34,098,500, or 189.2%, from $18,026,000 for the six months ended June 30, 1995 to $52,124,500 for the six months ended June 30, 1996. The revenue increase in both periods was due to a significant increase in the number of individual subscribers and dedicated connections, which the Company attributes to the growth in the Internet market generally, the increase in the number of the Company's local access areas and the Company's release of enhancements to its NetCruiser and NETCOMplete software, as well as continued expansion of the Companys sales distribution and promotional activities. The increase in domestic revenue was adversely affected by the impact of the Company's recent NetCruiser pricing change on the average revenue per NetCruiser account. The Company is in the early stages of expansion into international operations in Canada and the United Kingdom. International revenues for the three and six months ended June 30, 1996 were not significant. Total subscribers increased from approximately 169,000 accounts as of June 30, 1995 to approximately 479,000 accounts as of June 30, 1996.

Cost of Revenues

     The Companys cost of revenues was $7,458,100 for the three months ended June 30, 1995 and $20,531,200 for the three months ended June 30, 1996, increasing from 70.8% to 73.3% of revenues, respectively. The Company's cost of revenues was $12,454,700 for the six months ended June 30, 1995 and $37,160,800 for the six months ended June 30, 1996, increasing from 69.1% to 71.3% of revenues, respectively. The increase in the cost of revenues was primarily attributable to the Company's international expansion, increased network, data communication and depreciation costs associated with the increased number of subscribers and network improvements and with expansion of the Company's operations and customer support staff. The Company expects that cost of revenues will continue to increase in absolute dollars as the Company continues to expand its international operations, increase its subscriber base and expand its infrastructure. Domestic gross margin for the three and six months ended June 30, 1996 was 32.3% and 33.2%, respectively, as compared to 29.2% and 30.9%, respectively, for the comparable periods in 1995. International cost of revenues was $1,712,500 and $2,500,900 for the three and six months ended June 30, 1996, respectively.

Product Development

     Product development expenses were $539,200 for the three months ended June 30, 1995 and $1,391,000 for the three months ended June 30, 1996, representing 5.1% and 5.0% of revenues. Product development expenses were $838,900 for the six months ended June 30, 1995 and $2,643,900 for the six months ended June 30, 1996, representing 4.7% and 5.1% of revenues. In accordance with Statement of Financial Accounting Standards No. 86 ("SFAS 86"), software development costs are expensed as incurred until technological feasibility is established, after which any additional costs are capitalized until the software is commercially available. The Company did not capitalize any software development costs in the first half of 1995 or 1996. Amounts capitalized are amortized over the estimated useful life of approximately three years. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades to existing products. Accordingly, research and development expenses are expected to increase in absolute dollars but remain relatively level as a percentage of revenue in the near term.

Sales and Marketing

     Sales and marketing expenses increased $8,724,100, or 228.1%, from $3,824,900 for the three months ended June 30, 1995 to $12,549,000 for the three months ended June 30, 1996, increasing from 36.3% to 44.8% of revenues, respectively. Sales and marketing expenses increased $16,504,200, or 285.6%, from $5,778,800 for the six months ended June 30, 1995 to $22,283,000 for the six months ended June 30, 1996, increasing from 32.1% to 42.7% of revenues, respectively. The increase in sales and marketing expenses was due primarily to increased costs associated with the Company's international expansion, growth of the Company's sales and marketing department, the addition of management personnel and marketing expenditures. Sales and marketing expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenues.

     Certain of the subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $1,266,600 and $4,889,600 for the three months ended June 30, 1995 and June 30, 1996, respectively. Amortization of deferred subscriber acquisition costs for the three months ended June 30, 1995 and June 30, 1996 were $467,100 and $2,423,600, respectively. The Company capitalized subscriber acquisition costs of approximately $1,575,000 and $7,909,200 for the six months ended June 30, 1995 and June 30, 1996, respectively. Amortization of deferred subscriber acquisition costs for the six months ended June 30, 1995 and June 30, 1996 were $749,200 and $4,393,200, respectively.

General and Administrative

     General and administrative expenses increased $4,354,300, or 223.9%, from $1,944,500 for the three months ended June 30, 1995 to $6,298,900 for the three months ended June 30, 1996, increasing from 18.5% to 22.5% of revenues, respectively. General and administrative expenses increased $7,048,400, or 190.3%, from $3,704,700 for the six months ended June 30, 1995 to $10,753,100 for the six months ended June 30, 1996 at 20.6% of revenues in both periods. The dollar increase was primarily attributable to hiring additional administrative personnel, bad debt expense, additional corporate facility expenses and start up of international operations. Although no assurances can be given, the Company expects general and administrative expenses to decrease as a percentage of revenues over time as the Company seeks to increase its revenue base without commensurate increases in general and administrative costs.

Goodwill and Intangible Assets

     On August 7, 1995, the Company completed the acquisition of Professional Internet Consulting, Inc. ("PICnet"). The resulting consideration in excess of assets acquired totaling $1,373,000 represents the valuation of the customer base, other intangibles and goodwill acquired. These amounts were allocated to intangible assets and are being amortized as an operating expense over a period of up to eighteen months. Amortization of goodwill and intangible assets was $195,600 and $529,900 for the three and six months ended June 30, 1996, respectively.

Loss on Investment in McKinley

     Based on the Company's estimated proceeds from McKinley's merger with Excite and the risk associated with consummation of the merger, the Company recorded a loss on investment in McKinley of $1,200,000 and reduced the carrying value of its investment in McKinley to $800,000. See Note 7 to Condensed Consolidated Financial Statements.

Interest Income

     Net interest income was $360,800 and $582,100 for the three and six months ended June 30, 1995, respectively, as compared to net interest income of $1,552,100 and $3,284,900 for the three and six months ended June 30, 1996, respectively. This change is primarily the result of the investment of the proceeds from the Company's public offerings in May 1995 and November 1995. The Company invests its cash and cash equivalents primarily in United States treasury bills and high grade commercial paper.

Net Loss

     The higher cost of revenues and higher operating expenditures incurred for the three and six months ended June 30, 1996 as described above, resulted in net losses of $12,594,300 and $19,168,700, respectively, as compared to net losses of $2,877,800 and $4,169,000, respectively, for the three and six months ended June 30, 1995, notwithstanding the period to period revenue growth. This primarily reflected the Company's strategy to invest in the growth of its subscriber base and network both domestically and internationally. The international losses for the three and six months ended June 30, 1996 were $4,553,600 and $7,212,600, respectively.

Income Taxes

     There were $3,700 and $7,400 provisions for minimum state income taxes for the three and six months ended June 30, 1996, respectively. Other than minimum state income taxes, no provision for income taxes is expected for 1996 as the Company expects to incur a net loss for the year and does not expect earnings for the foreseeable future.

Liquidity and Capital Resources

     The Company has funded its operations primarily through cash generated from operations, private and public sales of equity securities and bank indebtedness. The Company's operating activities used cash of approximately $5,485,700 and generated cash of approximately $38,700 for the three months ended June 30, 1995 and June 30, 1996, respectively. The Company's operating activities used cash of approximately $1,952,800 and $4,985,100 for the six months ended June 30, 1995 and June 30, 1996, respectively. During the six months ended June 30, 1995, cash from operations was reduced primarily by the Company's operating loss and by increases in deferred subscriber costs, prepaid expenses and accounts receivables partially offset by increases in deferred revenue and accrued liabilities. During the six months ended June 30, 1996, cash from operations was reduced primarily by the Company's operating loss and by increases in deferred subscriber costs, prepaid expenses and accounts receivable partially offset by increases in trade accounts payable, accrued liabilities and deferred revenue.

     The Company's investing activities have consisted primarily of equipment purchases for new local access areas, new facilities and network expansion. In the second quarter of 1996, the Company also added a second customer support center located in Dallas and a new headquarters site located in San Jose. Capital expenditures were $9,325,700 and $20,510,000 for the three months ended June 30, 1995 and June 30, 1996, respectively. Capital expenditures were $19,612,300 and $31,239,700 for the six months ended June 30, 1995 and June 30, 1996, respectively. The Company invested $1,500,000 and $500,000 in the McKinley Group, Inc. during the second quarters of 1995 and 1996, respectively.

     The Company's financing activities provided $49,699,600 and $1,482,200 for the six months ended June 30, 1995 and June 30, 1996, respectively. For the six months ended June 30, 1995, financing activities consisted primarily of proceeds from the Company's May 1995 public offering. For the six months ended June 30, 1996, financing activities consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. Although the Company has no material capital commitments (other than for its network expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings have been used, and are expected to continue to be used, for additional equipment purchases and for subscriber acquisition.

     As of June 30, 1996, the Company had cash and cash equivalents of $110,843,700 and working capital of $87,388,400. The Company provided $26,634,500 for the six months ended June 30, 1995 and used $35,242,600 of cash in the six months ended June 30, 1996. In addition, through May 1996, the Company had $15,000,000 available under a bank credit facility. This line of credit expired in May 1996. The Company may chose to renew this line of credit or secure additional funding in the future. The Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements for the next year assuming no material competitive or operating changes. There were no outstanding borrowings under this credit facility.

Investment Considerations

     The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1995 and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

     Limited Operating History; Operating Losses; Fluctuations in Operating Results. The Company was incorporated in August 1992, and accordingly has had a limited operating history. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 for 1994, $14,063,600 for 1995 and $19,168,700 in the first six months of 1996, and had an accumulated deficit of $36,945,700 as of June 30, 1996.

     These losses are also reflected in the Company's declining operating margins, which decreased from a loss of .9% for 1994 to a loss of 31% for 1995 and a loss of 41% for the first six months of 1996. The Company's current focus is on increasing its subscriber base, and the Company continues to hire additional personnel and to increase its expenses related to product development, marketing, network, infrastructure and customer support. In addition, the Company is seeking to expand its operations to international markets. The costs associated with the penetration of new markets, particularly in new international markets in which Internet services are less well established, are likely to further impact cash flow and operating performance. As a result, the Company expects that it will continue to incur substantial losses for the foreseeable future. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

     In view of the competitive nature of its market, the Company has adopted strategies designed to continue growth in its subscriber base. Such strategies, and any promotional measures the Company could adopt in the future in pursuit of these strategies, may result in an increase in costs as a percentage of revenues. In addition, an acceleration in the growth of the subscriber base or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. The acceleration of the introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by adoption of these strategies.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside of the Company's control, including capital expenditures and other costs relating to the expansion of operations, the timing of new product announcements by the Company or its competitors, changes in pricing strategies by the Company and its competitors, market acceptance of new and enhanced versions of the Company's software products and services and the rates of new subscriber acquisition and retention. Operating results could also be adversely affected by increased competition in the Company's markets, including price competition.

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

     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) other national and regional commercial Internet services providers, such as Performance Systems International, Inc. and Bolt, Bernanek & Newman, Inc., (2) established on-line services companies which currently offer or are expected to offer Internet connectivity, such as America Online, CompuServe Incorporated and Prodigy Services Company, (3) computer hardware and software and other technology companies, such as International Business Machines Corporation (IBM) and Microsoft Corporation, (4) national long distance carriers such as American Telephone and Telegraph Company, MCI Communications
Corporation and Sprint Corporation, (5) regional telephone companies, such as Pacific Bell and Bell Atlantic, (6) cable operators, such as Tele-Communications, Inc., and (7) nonprofit or educational Internet service providers. Most of the established on-line services companies and telecommunications companies currently offer or will soon offer Internet access.

     Increased competition could result in significant price competition, which in turn could result in significant reductions in the average selling price of the Company's services. In addition, increased competition for new subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition, through pricing or otherwise, could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have the financial resources, technical resources, technical expertise or marketing and support capabilities to continue to compete successfully.

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

     In order to continue to realize subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its subscribers. The Company continues to invest significant resources in its telecommunications infrastructure and customer support resources. There can be no assurances that the Company's investments in its telecommunications infrastructure, customer support capabilities and future software releases will improve subscriber retention. Although the Company's retention rates have been stable, the Internet market is new and the utility of available services is not well understood by new and potential subscribers. As a result, the Company is unable to predict future subscriber retention rates.

Subsequent Event

     On August 3, 1996, the Company announced that it had reached an out-of-court settlement in its legal dispute with the Religious Technology Center. Both the Company and the Religious Technology Center have agreed not to comment further on any aspect of the settlement.

         PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Stockholders on May 29, 1996, the holders of 9,400,277 shares of common stock, representing 81.8% of the total votes eligible to be cast, adopted the following proposals by the following margins indicated:

(1) The election of the following seven candidates for Director, to serve until the next Annual Meeting of Stockholders:

                                  Voted For           Voted against
                                  ---------           -------------
David W. Garrison                 9,335,771               64,506
Stephen J. Getsy                  9,226,493              173,784
Leo J. Hindery, Jr.               9,335,163               65,114
Lawrence W. Lepard                9,335,593               64,684
Gary P. Madden                    9,338,795               61,482
Ofer Nemirovsky                   9,333,703               66,574
Charles C. Townsend, III          9,335,163               65,114

(2)   The amendment and restatement of the Company's 1993 Stock Option Plan.

          Voted For     Voted Against       Abstained      Broker Non-Vote
          ---------     -------------       ---------      ---------------
          5,634,416       3,250,988           91,335           423,538

(3) The ratification of Ernst & Young LLP as the Company's independent auditors for the 1996 fiscal year.

          Voted For     Voted Against       Abstained
          ---------     -------------       ---------
          9,377,458        14,718             8,101

Item 6.  Exhibits and Reports on Form 8-K

a.       Exhibits

*10.1 NETCOM On-Line Communications Services, Inc. Amended and Restated 1993
      Stock Option Plan, filed as Exhibit A to the Company's Definitive Proxy Statement dated April 29, 1996, as filed with the Commission on May 14, 1996, is incorporated by reference.

* Denotes management compensation plan or arrangement.

b.       Reports on Form 8-K.

None.


Items 1, 2, 3 and 5 are not applicable and have been omitted.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NETCOM ON-LINE COMMUNICATION
                                        SERVICES, INC.



Date: August 12, 1996                   By  /s/ David W. Garrison
                                          ------------------------------------
                                          David W. Garrison
                                          Chairman of the Board, President and
                                          Chief Executive Officer


                                        By  /s/ Clifton T. Weatherford
                                          ------------------------------------
                                          Clifton T. Weatherford
                                          Senior Vice President,
                                          Chief Financial Officer and Secretary