Form 10QSB
period 1996-09-30
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1996-11-14
CIK 909624

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended:    September 30, 1996

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

                           2 N. SECOND STREET, PLAZA A
                           SAN JOSE, CALIFORNIA 95113
                    (Address of principal executive offices)
                    Issuer's telephone number: (408) 881-3233

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

TITLE OF EACH CLASS                            OUTSTANDING AT NOVEMBER  11, 1996
-------------------                            ---------------------------------
Common stock, par value $.01 per share                      11,630,851
and Preferred Stock Purchase Rights associated therewith.

Transitional Small Business Disclosure Format (check one):
Yes        No  X
    ------   ------

This report, including all exhibits, contains 18 pages.

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                                      INDEX

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

Item 1.           Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets as of
         September 30, 1996 and December 31, 1995                             3

         Condensed Consolidated Statements of Operations and Other
         Operating Data for the Three Months Ended September 30, 1996
         and September 30, 1995                                               4

         Condensed Consolidated Statements of Operations and Other
         Operating Data for the Nine Months Ended September 30, 1996
         and September 30, 1995                                               5

         Condensed Consolidated Statements of Cash Flows
         for the Nine Months Ended September 30, 1996
         and September 30, 1995                                               6

         Notes to Condensed Consolidated Financial Statements                 7

Item 2.           Management's Discussion and Analysis
                  of Financial Condition and Results of
                  Operations                                                  9

PART II. OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                           17

Signatures                                                                   18

When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. For a discussion of such risks, see "Risk Factors" on page 14. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                         PART I. FINANCIAL INFORMATION
               Item 1. Condensed Consolidated Financial Statements
                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                        September 30,            December 31,
                                                                            1996                     1995
                                                                    ----------------------  -----------------------
                                                                         (Unaudited)
ASSETS
Current assets:
    Cash and cash equivalents ..................................    $              86,090   $              146,001
    Accounts receivable, net ...................................                    2,809                    1,453
    Prepaid expenses and other current assets ..................                    2,662                    1,677
                                                                    ----------------------  ----------------------
           Total current assets ................................                   91,561                  149,131
    Property and equipment at cost, net ........................                   80,696                   46,724
    Deferred subscriber acquisition costs, net .................                    7,480                    3,452
    Deposits and other assets ..................................                    1,738                    3,373
                                                                    ----------------------  ----------------------
                Total assets ...................................    $             181,475   $              202,680
                                                                    ======================  ======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Trade accounts payable .....................................     $              8,989    $              11,389
    Accrued payroll and related expenses .......................                    5,351                    2,154
    Other accrued expenses and liabilities .....................                    8,900                    2,421
    Deferred revenue ...........................................                    3,051                    1,250
                                                                    ----------------------  -----------------------
           Total current liabilities ...........................                   26,291                   17,214
                                                                    ----------------------  -----------------------
Commitments and contingencies
Stockholders' equity:
    Common stock ...............................................                      116                      111
    Additional paid-in capital .................................                  205,493                  203,160
    Accumulated deficit ........................................                  (50,552)                 (17,777)
    Cumulative translation adjustment ..........................                      127                      (28)
                                                                    ----------------------  -----------------------
           Total stockholders' equity ..........................                  155,184                  185,466
                                                                    ----------------------  -----------------------
                Total liabilities and stockholders' equity .....     $            181,475    $             202,680
                                                                    ======================  =======================

                             See accompanying notes


                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    Condensed Consolidated Statements of Operations and Other Operating Data
        (In Thousands Except Per Share Amounts and Other Operating Data)


                                                                                    Three Months Ended
                                                                       ------------------------------------------
                                                                          September 30,           September 30,
                                                                               1996                    1995
                                                                       ---------------------   ------------------
                                                                                                   (unaudited)

Revenues ...........................................................    $            32,036    $           14,724
Costs and expenses:
  Cost of revenues .................................................                 24,319                10,425
  Product development ..............................................                  1,816                   786
  Sales and marketing ..............................................                 14,702                 5,340
  General and administrative .......................................                  5,996                 3,174
  Amortization of goodwill and intangible assets ...................                    126                     -
                                                                        -------------------    ------------------
    Total costs and expenses .......................................                 46,959                19,725
                                                                        -------------------    ------------------
Loss from operations ...............................................                (14,923)               (5,001)
Interest income ....................................................                  1,321                   563
                                                                        -------------------    ------------------
Loss before provision for income taxes .............................                (13,602)               (4,438)
Provision for income taxes .........................................                      4                    11
                                                                        -------------------    ------------------
Net loss ...........................................................    $           (13,606)   $           (4,449)
                                                                        ===================    ==================

Net loss per share .................................................    $             (1.17)   $            (0.49)

Shares used in computing net loss per share ........................                 11,604                 9,031

Other operating data:
  EBITDA (See Note 7) ..............................................   $         (6,458,000)   $       (2,156,000)
  Approximate number of subscribers at
     end of period .................................................                562,000               233,000
  Number of local access areas at end of period ....................                    331                   204


                             See accompanying notes


                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    Condensed Consolidated Statements of Operations and Other Operating Data
        (In Thousands Except Per Share Amounts and Other Operating Data)


                                                                         Nine Months Ended
                                                             ----------------------------------------
                                                                September 30,        September 30,
                                                                     1996                 1995
                                                             ------------------    ------------------
                                                                                       (unaudited)

Revenues ..................................................  $           84,161    $           32,750
Costs and expenses:
  Cost of revenues.........................................              61,480                22,880
  Product development......................................               4,460                 1,625
  Sales and marketing......................................              36,986                11,119
  General and administrative...............................              16,749                 6,878
  Amortization of goodwill and intangible assets...........                 655                      -
                                                             ------------------    ------------------
    Total costs and expenses...............................             120,330                42,502
                                                             ------------------    ------------------
Loss from operations.......................................             (36,169)               (9,752)
Loss on investment in McKinley ............................              (1,200)                    -
Interest income............................................               4,605                 1,145
                                                             ------------------    ------------------
Loss before provision for income taxes.....................             (32,764)               (8,607)
Provision for income taxes.................................                  11                    11
                                                             ------------------    ------------------
Net loss...................................................  $          (32,775)   $           (8,618)
                                                             ==================    ==================

Net loss per share.........................................  $           ($2 86)   $            (1 10)

Shares used in computing net loss per share ...............              11,454                 7,841

Other operating data:
  EBITDA (See Note 7)......................................  $      (17,097,000)   $       (3,896,000)
  Approximate number of subscribers at
     end of period ........................................             562,000               233,000
  Number of local access areas at end of period ...........                 331                   204

                             See accompanying notes


                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                   Nine Months Ended
                                                                          ----------------------------------
                                                                           September 30,      September 30,
                                                                               1996                1995
                                                                          ----------------  -----------------
                                                                                     (unaudited)
Operating activities
  Net loss .............................................................  $       (32,775)  $        (8,618)
  Adjustments to reconcile net income to net cash ......................
    provided by operating activities:
      Depreciation and amortization ....................................           20,272             5,856
      Loss on disposal of assets .......................................              124               697
      Loss on investment in McKinley ...................................            1,200                 -
      Changes in assets and liabilities:
        Accounts receivable ............................................           (1,356)             (309)
        Prepaid expenses and other current assets ......................             (985)             (928)
        Deferred subscriber acquisition costs ..........................          (11,989)           (2,412)
        Deposits and other assets ......................................             (534)             (272)
        Trade accounts payable..........................................           (2,400)           (1,825)
        Accrued payroll and related expenses ...........................            3,197             1,123
        Other accrued expenses and liabilities .........................            6,479             2,172
        Deferred revenue................................................            1,801             1,077
                                                                          ---------------   ---------------
      Total adjustments ................................................           15,809             5,179
                                                                          ---------------   ---------------
Net cash used in operating activities ..................................          (16,966)           (3,439)
Investing activities
  Purchase of property and equipment ...................................          (45,438)          (30,453)
  Cash acquired from PICnet                                                             -                59
  Investment in McKinley ...............................................                -            (1,200)
                                                                          ---------------   ---------------
Net cash used in investing activities ..................................          (45,438)          (31,594)
Financing activities
  Proceeds from exercise of stock options and purchases under
    employee stock purchase plan .......................................            2,338               946
  Proceeds from sale of common stock, net ..............................                -            48,906
                                                                          ---------------   ---------------
Net cash provided by financing activities ..............................            2,338            49,852
                                                                          ---------------   ---------------
Net increase (decrease) in cash and cash equivalents ...................          (60,066)           14,819
Effects of exchange rates on cash ......................................              155                 -
Cash and cash equivalents at beginning of period........................          146,001            20,938
                                                                          ---------------   ---------------
Cash and cash equivalents at end of period .............................  $        86,090   $        35,757
                                                                          ===============   ===============

Schedule of noncash transactions
Issuance of common stock in exchange for outstanding
   shares of PICnet ....................................................  $             -             1,000
Issuance of common stock for investment in The McKinley
   Group ...............................................................  $             -               300

Supplemental disclosures of cash flow information
Interest paid ..........................................................  $             -                 7
Income taxes paid ......................................................  $            11                 8


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

     The Company capitalized subscriber acquisition costs of approximately $4,081,000 and $838,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. Amortization of deferred subscriber acquisition costs for the three months ended September 30, 1996 and September 30, 1995 was $3,568,000 and $717,000, respectively. The Company capitalized subscriber acquisition costs of approximately $11,989,000 and $2,412,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. Amortization of deferred subscriber acquisition costs for the nine months ended September 30, 1996 and September 30, 1995 was $7,961,000 and $1,466,000,
respectively.

3.   PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                          SEPTEMBER 30,        DECEMBER 31,
                                          -------------        ------------
                                              1996                 1995
                                              ----                 ----
                                           (unaudited)

Property and equipment at cost              $ 99,432             $ 54,117
Less accumulated depreciation and
   amortization                              (18,736)              (7,393)
                                            --------             --------
Net property and equipment                  $ 80,696             $ 46,724
                                            ========             ========

4.   NET LOSS PER SHARE

     Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

5.   STOCKHOLDERS' EQUITY

     The components of the stockholders' equity are as follows (in thousands):

                                                                                                                 Total
                                           Common              Additional                      Cumulative        Total
                                           Stock                 Paid-In        Accumulated    Translation    Stockholders'
                                    Shares        Amount         Capital          Deficit       Adjustment       Equity
                                 ------------- ------------- ---------------- --------------- ------------- ----------------

Balance at December 31, 1995           11,096         $ 111        $ 203,160      $ (17,777)        $ (28)        $ 185,466
  Issuance under employee stock
     purchase plan                         49             -              954               -             -              954
  Exercise of stock options               481             5            1,379               -             -            1,384
  Cumulative translation
     adjustment                             -             -                -               -           155              155
  Net loss                                  -             -                -        (32,775)             -         (32,775)
                                 ------------- ------------- ---------------- --------------- ------------- ----------------
Balance at September 30, 1996          11,626         $ 116        $ 205,493      $ (50,552)         $ 127        $ 155,184
                                 ============= ============= ================ =============== ============= ================

6.   INVESTMENT IN MCKINLEY

     In June 1995, the Company acquired series A Common Stock in the McKinley Group, Inc. ("McKinley") for $1,500,000, in exchange for $1,200,000 cash and $300,000 common stock. Additionally, in May 1996, the Company loaned McKinley $500,000 in exchange for a demand promissory note.

     On June 26, 1996, McKinley signed a letter of intent to be acquired by Excite, Inc. ("Excite") On August 6, 1996, McKinley and Excite signed a definitive merger agreement pursuant to which Excite would acquire all of the outstanding shares of McKinley in exchange for 850,000 shares of Excite. Based on the Company's estimated proceeds from McKinley's merger with Excite and the risk associated with consummation of the merger, in the quarter ended June 30, 1996, the Company recorded a loss on investment in McKinley of $1,200,000.

     On August 30, 1996, McKinley merged with Excite and repaid the Company's $500,000 demand promissory note and related interest. In September 1996, the Company received 82,785 shares of Excite in exchange for the Company's remaining investment in McKinley. The company is restricted from trading the Excite shares until the first Excite earnings release including the consolidated results of McKinley.

7.   OTHER OPERATING DATA

     Earnings before interest, taxes, depreciation and amortization ("EBITDA") has been included in other operating data. The Company believes EBITDA is a cash flow measure used by analysts, investors and other interested parties in the on-line and Internet services industries. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's operating performance.

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

OVERVIEW

     The Company's revenues are derived from providing Internet services to business and individual subscribers. Revenues from monthly subscriptions have increased substantially since the Company's inception as a result of increases in the Company's subscriber base and diversification of product offerings. This subscriber growth, in turn, has resulted from the growth of the Internet services market generally, the expansion of the Company's distribution channels and the increase in the Company's local access numbers.

     The Company believes its NETCOMplete software has contributed to its strong subscriber growth. The versatility of the NETCOMplete software offers customers an Internet access, support, software and service solution for Windows 3.1, Windows 95 and Macintosh users. NETCOMplete features point-and-click graphical user interfaces providing subscribers with easy-to-use access to the Internet's applications and resources.

     The company may choose to adopt strategies designed to continue growth in its subscriber base, such as aggressive promotional programs and the implementation of new pricing programs to accomplish this objective. Such strategies may result in an increase in costs and a decrease in margins as a percentage of revenue. Additionally, in order to continue to realize subscriber growth, the Company must continue to replace terminating subscribers and attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the company's investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure subscriber retention.

     Acceleration in the growth of the Company's subscriber base or changes in usage patterns among subscribers may also increase costs as a percentage of revenues. Acceleration in the growth of the subscriber base could further increase the Company's need to hire additional personnel and increase the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by subscribers could adversely affect the Company's ability to consistently meet the demands for its services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per subscriber basis.

     Currently, sales to small businesses and individuals represents a majority of the Company's revenues. Small business and individual revenues are comprised primarily of recurring dial-up revenues. The Company's dial-up accounts are billed monthly pursuant to a pre-authorized credit card account. The Company currently provides unlimited usage of the Company's service for most accounts. Most dial-up accounts are charged $5.00 for the first month of service and $19.95 per month thereafter. The Company's international subsidiaries have similar pricing plans.

     The Company also receives revenues from non-dial-up services, primarily related to business customers. These revenues include dedicated connections, virtual web server hosting and domain name services. Revenues from dedicated connections includes recurring revenue, usage charges, web site storage charges, and equipment sales. The Company charges set-up fees on most of these services.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company continues to expect that it will incur substantial net losses for the foreseeable future. The Company has expanded its operations internationally to Canada and the United Kingdom. In addition, on September 20, 1996, the Company announced plans to form a joint-venture in Brazil with Grupo Itamarati, a billion dollar Brazilian conglomerate. The Company will continue it's expansion internationally which could require substantial expenditures. There can be no assurance that revenue or subscriber growth will continue or that the Company will be able to first achieve and then sustain profitability or positive cash flow.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1996

REVENUES

     Revenues increased by $17,312,000, or 117.6%, from $14,724,000 for the three months ended September 30, 1995 to $32,036,000 for the three months ended September 30, 1996. Revenues increased by $51,411,000, or 157.0%, from $32,750,000 for the nine months ended September 30, 1995 to $84,161,000 for the nine months ended September 30, 1996. The revenue increase in both periods was due to a significant increase in the number of dial-up subscribers and dedicated connections, which the Company attributes to the growth in the Internet market generally, the increase in the number of the Company's local access areas, the Company's release of enhancements to its software, and continued expansion of the Company's sales, distribution and promotional activities. Total subscribers increased from approximately 233,000 accounts as of September 30, 1995 to approximately 562,000 accounts as of September 30, 1996.

COST OF REVENUES

     The Company's cost of revenues was $24,319,000 for the three months ended September 30, 1996 and $10,425,000 for the three months ended September 30, 1995, increasing from 70.8% to 75.9% of revenues, respectively. The Company's cost of revenues was $61,480,000 for the nine months ended September 30, 1996 and $22,880,000 for the nine months ended September 30, 1995, increasing from 69.9% to 73.1 of revenues, respectively. The increase in the cost of revenues was primarily attributable to the Company's international expansion, sales tax charges, increased network, data communication and depreciation costs associated with the increased number of subscribers and network improvements and with expansion of the Company's operations and customer support staff. The Company expects that cost of revenues will continue to increase in absolute dollars as the Company continues to expand its international operations, increase its subscriber base and expand its infrastructure. Domestic gross margin for the three and nine months ended September 30, 1996 was 30.5% and 32.2%, respectively, as compared to 29.2% and 30.1%, respectively, for the comparable periods in 1995.

PRODUCT DEVELOPMENT

     Product development expenses were $1,816,000 for the three months ended September 30, 1996 and $786,000 for the three months ended September 30, 1995, representing 5.7% and 5.3% of revenues. Product development expenses were $4,460,000 for the nine months ended September 30, 1996 and $1,625,000 for the nine months ended September 30, 1995, representing 5.3% and 5.0% of revenues. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades to existing products. It is expected that product development expenses as a percentage of revenue will remain relatively stable.

SALES AND MARKETING

     Sales and marketing expenses increased $9,362,000, or 175.3%, from $5,340,000 for the three months ended September 30, 1995 to $14,702,000 for the three months ended September 30, 1996, increasing from 36.3% to 45.9% of revenues, respectively. Sales and marketing expenses increased $25,867,000, or 232.6%, from $11,119,000 for the nine months ended September 30, 1995 to $36,986,000 for the nine months ended September 30, 1996, increasing from 34.0% to 43.9% of revenues, respectively. The increase in sales and marketing expenses was due primarily to increased costs associated with the Company's international expansion, growth of costs associated with subscriber acquisition, the addition of management personnel and marketing programs. Sales and marketing expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenues.

     Certain of the subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $4,081,000 and $838,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. Amortization of deferred subscriber acquisition costs for the three months ended September 30, 1996 and September 30, 1995 was $3,568,000 and $717,000, respectively. The Company capitalized subscriber acquisition costs of approximately $11,989,000 and $2,412,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. Amortization of deferred subscriber acquisition costs for the nine months ended September 30, 1996 and September 30, 1995 was $7,961,000 and $1,466,000, respectively.

GENERAL AND ADMINISTRATIVE

     General and administrative expenses increased $2,822,000, or 88.9%, from $3,174,000 for the three months ended September 30, 1995 to $5,996,000 for the three months ended September 30, 1996, decreasing from 21.6% to 18.7% of revenues, respectively. General and administrative expenses increased $9,871,000, or 143.5%, from

$6,878,000 for the nine months ended September 30, 1995 to $16,749,000 for the nine months ended September 30, 1996 decreasing from 21.0% of revenues to 19.9%, respectively. The dollar increase was primarily attributable to additional administrative personnel, bad debt expense, additional corporate facility expenses and international operations. General and administrative expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenue.

GOODWILL AND INTANGIBLE ASSETS

     On August 7, 1995, the Company completed the acquisition of Professional Internet Consulting, Inc. ("PICnet"). The resulting consideration in excess of assets acquired totaling $1,373,000 represents the valuation of the customer base, other intangibles and goodwill acquired. These amounts were allocated to intangible assets and are being amortized as an operating expense over a period of up to eighteen months. Amortization of goodwill and intangible assets was $126,000 and $655,000 for the three and nine months ended September 30, 1996, respectively.

LOSS ON INVESTMENT IN MCKINLEY

     The nine month period ended September 30, 1996 includes a loss on investment in McKinley of $1,200,000 to write-down the Company's investment in McKinley to its estimated net realizable value. See Note 6 to the Condensed Consolidated Financial Statements.

INTEREST INCOME

     Net interest income was $1,321,000 and $4,605,000 for the three and nine months ended September 30, 1996, respectively, as compared to net interest income of $563,000 and $1,145,000 for the three and nine months ended September 30, 1995, respectively. This change is primarily the result of the investment of the proceeds from the Company's public offerings in May 1995 and November 1995. The Company invests its cash and cash equivalents primarily in high grade commercial paper and United States treasury bills.

NET LOSS

     International expansion, higher cost of revenues and operating expenditures incurred for the three and nine months ended September 30, 1996, resulted in net losses of $13,606,000 and $32,775,000, respectively, as compared to net losses of $4,449,000 and $8,618,000, respectively, for the three and nine months ended September 30, 1995, notwithstanding the period to period revenue growth. This primarily reflected the Company's strategy to invest in the growth of its subscriber base and network both domestically and internationally. The international losses for the three and nine months ended September 30, 1996 were $5,499,000 and $12,711,000, respectively.

     The Company believes EBITDA is a cash flow measure used by analysts, investors and other interested parties in the on-line and Internet services industries. EBITDA was a loss of $6,458,000 and $17,097,000, respectively, for the three and nine months ended September 30, 1996. For the three and nine months ended September 30, 1995, EBITDA was a loss of $2,156,000 and $3,896,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has funded its operations to date primarily through cash generated from collection of revenues and private and public sales of equity securities. The Company's operating activities used cash of approximately $11,981,000 and $1,486,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. The Company's operating activities used cash of approximately $16,966,000 and $3,439,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. During the nine months ended September 30, 1996, cash from operations was reduced primarily by the Company's operating loss, increases in deferred subscriber costs and accounts receivable and by decreases in trade accounts payable partially offset by increases in accrued liabilities and deferred revenue. During the nine months ended September 30, 1995, cash from operations was reduced primarily by the Company's operating loss, increased deferred subscriber costs and decreased trade account payables partially offset by increases in accrued liabilities, accrued payroll and deferred revenue.

     The Company's investing activities have consisted primarily of equipment purchases for new local access areas, new facilities and network expansion. In the second quarter of 1996, the Company also added a second customer support center located in Dallas and a new headquarters site located in San Jose. Capital expenditures were $14,199,000 and $10,841,000 for the three months ended September 30, 1996 and September 30, 1995, respectively. Capital expenditures were $45,438,000 and $30,453,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively.

     The Company's financing activities provided $2,338,000 and $49,852,000 for the nine months ended September 30, 1996 and September 30, 1995, respectively. For the nine months ended September 30, 1996, financing activities consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. For the nine months ended September 30, 1995, financing activities consisted primarily of proceeds from the Company's May 1995 public offering. Although the Company has no material capital commitments (other than for its network expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings have been used, and are expected to continue to be used, for additional equipment purchases and for subscriber acquisition.

     As of September 30, 1996, the Company had cash and cash equivalents of $86,090,000 and working capital of $65,270,000. The Company used $60,066,000 for the nine months ended September 30, 1996 and provided $14,819,000 of cash in the nine months ended September 30, 1995. Through May 1996, the Company had $15,000,000 available under a bank credit facility. This line of credit expired in May 1996. The Company may chose to secure additional funding in the future through facilities such as bank financing and leasing programs. The Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements for the next year, in the absence of material competitive or operating changes.

RISK FACTORS

     The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1995 and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

     Operating Losses; Fluctuations in Operating Results. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 for 1994, $14,064,000 for 1995 and $32,775,000 in the first nine months of 1996, and had an accumulated deficit of $50,552,000 as of September 30, 1996. The loss incurred during the nine months ending September 30, 1996 included a loss of $12,711,000 related to international operations.

     These losses are also reflected in the Company's declining operating margins, which decreased from a loss of .9% for 1994 to a loss of 31% for 1995 and a loss of 43% for the first nine months of 1996. The Company's current focus is on targeting the business customer which should result in increased revenues per subscriber but at reduced subscriber growth rates. The Company will continue to increase its expenses related to product development, marketing, network, infrastructure and customer support. In addition, the Company is seeking to expand its operations to international markets with partners in select markets. The costs associated with the penetration of new international markets where Internet services are not well established, could further impact cash flow and operating performance. As a result, the Company expects that it will continue to incur substantial losses for the foreseeable future. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

     In view of the competitive nature of its market, the Company has adopted strategies designed to continue growth in its subscriber base. Such strategies, and any promotional measures the Company may adopt in the future in pursuit of these strategies, may result in an increase in costs as a percentage of revenues. The introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by these factors or strategies.

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

     Competition. The market for Internet services is extremely competitive. There are no substantial barriers to entry and the Company expects that competition will continue to intensify in the future. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) other national and regional commercial Internet services providers, such as Performance Systems International, Inc. and Bolt, Beranek & Newman, Inc., (2) established on-line services companies which offer Internet connectivity, such as America Online ("AOL"), CompuServe Incorporated and Prodigy Services Company, (3) national long distance carriers such as American Telephone and Telegraph Company ("AT&T"), MCI Communications Corporation , Sprint Corporation and Worldcomm/MFS, (4) regional telephone companies, such as Pacific Bell and Bell Atlantic, and (5) cable operators, such as Tele-Communications, Inc.

     Increased competition such as AOL's recently announced flat pricing model for content and access could result in significant reductions in the average selling price of the Company's services. In addition, the Company expects to see increased pressure to obtain and retain additional subscribers that could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have financial resources, technical resources, technical expertise or marketing and support capabilities to continue to compete successfully.

     New and Uncertain Market. The market for Internet connectivity services and related software products is in an early stage of growth. Since this market is relatively new and because current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. The novelty of the market for Internet services may also adversely affect the Company's ability to retain new customers as they may be unfamiliar with the Internet and more likely to discontinue the Company's services after an initial trial period. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected. Although the Company intends to support emerging standards in the market for Internet connectivity, there can be no assurance that industry standards will emerge or, if they become established, that the Company will be able to conform to these new standards in a timely fashion and maintain a competitive position in the market.

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

         PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

         27.1  Financial Data Schedule

b.   Reports on Form 8-K.

None.


ITEMS 1, 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NETCOM ON-LINE COMMUNICATION
                                       SERVICES, INC.



Date: November 12, 1996                By /S/ DAVID W GARRISON
                                         --------------------------------------
                                         David W. Garrison
                                         Chairman of the Board, President and
                                         Chief Executive Officer


                                       By /S/ CLIFTON T. WEATHERFORD
                                         --------------------------------------
                                         Clifton T. Weatherford
                                         Senior Vice President,
                                         Chief Financial Officer and Secretary