Form 10KSB
period 1996-12-31
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1997-03-31
CIK 909624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                   FORM 10-KSB

 (Mark One)
      x       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                            For the fiscal year ended
                       December 31, 1996 TRANSITION REPORT
                     PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
                For the transition period from               to

                         Commission File Number 0-25216

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
             (Exact name of registrant as specified in its charter)

              DELAWARE                                   77-0317705
  (State or Other Jurisdiction of           (I.R.S. Employer Identification No.)
   Incorporation or Organization)

                           2 N. Second Street, Plaza A
                           San Jose, California 95113
                    (Address of principal executive offices)
                    Issuer's telephone number: (408) 881-3516
                                    ---------

                 Securities registered pursuant to Section 12(b)
                              of the Exchange Act:
                                      None
                 Securities registered pursuant to Section 12(g)
                              of the Exchange Act:
                     Common Stock, par value $0.01 per share
                         Preferred Stock Purchase Rights
                                (Title of Class)

     Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes X  No   .
                                                                      ---   ---

     Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.    .
                  ---

     The registrant's revenues for the fiscal year ended December 31, 1996 were $120,540,000.

     As of March 20, 1997, the aggregate market value of the registrant's voting stock held by non-affiliates of the registrant, based on the closing price for the registrant's Common Stock in the Nasdaq National Market on such date, was approximately $99,830,000. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

     The number of shares of Common Stock outstanding on March 20, 1997 was 11,683,286.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Items 9, 10, 11 and 12 of Part III incorporate information by reference from the definitive proxy statement for the registrant's 1997 Annual Meeting of Stockholders.

     Transitional Small Business Disclosure Format:  Yes     No  X  .
                                                         ---    ---

     When used in this Report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of subscriber acquisition and retention. For a discussion of certain of such risks, see "Risk Factors" on page 14. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

                                TABLE OF CONTENTS

                                                                            Page
                                                                            ----

PART I.......................................................................  4

  ITEM 1.   DESCRIPTION OF BUSINESS..........................................  4

  ITEM 2.   DESCRIPTION OF PROPERTY.......................................... 18

  ITEM 3.   LEGAL PROCEEDINGS................................................ 18

  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............. 19

            EXECUTIVE OFFICERS OF THE REGISTRANT............................. 19

PART II...................................................................... 20

  ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS......... 20

  ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
            AND RESULTS OF OPERATIONS........................................ 21

  ITEM 7.   FINANCIAL STATEMENTS............................................. 25

  ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
            AND FINANCIAL DISCLOSURE......................................... 38

PART III..................................................................... 38

  ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
            COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT................ 38

  ITEM 10.  EXECUTIVE COMPENSATION........................................... 38

  ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT... 38

  ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS................... 38

PART IV...................................................................... 39

  ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K................................. 39

            SIGNATURES....................................................... 41

                                     PART I

ITEM 1.       DESCRIPTION OF BUSINESS

General

     NETCOM On-Line Communication Services, Inc. ("NETCOM" or the "Company") is a leading provider of high quality Internet solutions to businesses and individuals. The Company was incorporated in California in August 1992 and reincorporated in Delaware in October 1994. The Company offers customers integrated Internet solutions aimed at enhancing customer productivity through integration and application of technologies. The Company has experienced rapid growth in its customer base, reaching 580,000 customers as of December 31, 1996, compared to 308,000 customers as of December 31, 1995 and 73,000 customers as of December 31, 1994. NETCOM provides packaged solutions to address the Internet productivity needs of individuals, small and medium-sized businesses. The Company believes the potential target market is large, with industry sources estimating that the number of professionals working at home amounts to approximately 30 million United States households. An estimated 18 million of these households have personal computers and only 17% are currently on line. Additionally, there are currently an estimated 7.1 million small businesses (1-99 employees) in the United States. Approximately 23% of these small businesses are currently on-line according to industry estimates.

     In 1996, NETCOM developed and strengthened its relationships with leading global technology companies. NETCOM is working in co-development relationships, development alliances or commercial relationships with companies including Microsoft Corporation (Microsoft Internet Explorer, Microsoft Internet News, Microsoft NetMeeting), Netscape Communications Corporation (Netscape Navigator), International Business Machines Corporation (Cryptolope secure purchasing enabler), Lotus Development Corporation (Domino-based collaborative interactive applications), Adobe Systems, Inc. (Acrobat Reader), Macromedia, Inc. (Shockwave multimedia, graphics and audio capabilities), Qualcomm, Inc. (Eudora Pro and Eudora Light E-mail applications), McAfee Associates, Inc. (Webscan virus protection), Spyglass, Inc. (Surfwatch and NETCOM Surfwatch Service), Quarterdeck Corporation (Global Chat) and Cisco Systems, Inc. (Cisco IOSO-TM-).

     NETCOM's telecommunications network is comprised of regional hubs, ATM switches and network control centers connecting a backbone of leased high-speed dedicated data lines and 331 local access numbers in the United States, United Kingdom and Canada. These local access numbers allow customers in these areas to access the Internet through a local telephone call or dedicated connection. The Company has engaged in a rapid expansion of its local access numbers throughout the United States, United Kingdom and Canada, and intends to continue its expansion of local access numbers internationally in 1997.

     In September 1996, the Company signed a joint-venture agreement in Brazil with Grupo Itamarati, a large Brazilian conglomerate. Together they agreed to form a company, INTERNETCOM do Brasil, S.A., to offer access and web-based solutions tailored to meet business customers' demand for high quality, complete Internet services.

     The Company operates in one principal industry segment and markets and delivers its services internationally through foreign subsidiaries and affiliates. For a detailed breakdown of the Company's international operations, see Note 6 to Notes to Consolidated Financial Statements.

Internet Growth

     Use of the Internet has grown rapidly since the commercialization of the Internet in the early 1990's. Industry sources predict that the on-line spending by small businesses (1-99 employees) will reach $1.3 billion by the year 2000. The rapid growth of the Internet is due in a large part to:

     - Growth of the commercial, informational and entertainment applications of the Internet and growing awareness of these applications: An increasing number of host computers are being connected to the Internet, making available text, graphics, audio and video information and public domain software. Through an Internet connection, users can access commercial, educational and governmental databases, software, graphics, newspapers, magazines, library catalogs, industry newsletters, and other information. Traditional and emerging Internet applications are also continuing to increase in popularity, including E-mail and the World Wide Web.

     - Availability of navigational and utility tools enabling easier access to the Internet's resources: Internet use is being promoted by the development of software tools that simplify access to the Internet's applications and resources. For example, the Company's NETCOMplete software provides easy to use point-and-click access to Internet resources. Navigational tools such as Netscape Navigator and Microsoft Internet Explorer and search tools from such companies as Excite, Inc. and InfoSeek, Inc. also help users access information from the Internet.

     - Continuing penetration of computers and modems: An increasing percentage of computer owners also own modems, which are now pre-installed in most new computers. In addition, it is estimated that approximately 83% of individual professionals working at home, and 77% of small businesses are not currently on-line.


The NETCOM Solution

     Currently, a significant portion of the Company's revenues are from Internet access. The Company's Internet access is provided primarily through two types of services (dial-up and dedicated connections).

     Dial-Up Accounts: The Company's NETCOMplete customers receive an integrated solution comprised of front-end software, high quality access service and 24 hour seven days a week automated customer support. NETCOMplete software is preconfigured with TCP/IP communications software that is customized for NETCOM's service, thus eliminating the need for complex setup procedures. NETCOMplete, uses a Windows and Macintosh based graphical user interface making it an easy-to-use, point-and-click tool. NETCOMplete provides a direct connection to the Internet through CSlip or PPP connection and Winsock-compatibility combined with either Netscape Navigator or Microsoft Internet Explorer. By following a sequence of simple on-screen steps after installing a NETCOMplete CD or diskette, customers can quickly register with NETCOM, obtain an Internet E-mail address, and establish automatic billing to the customer's credit card. NETCOMplete allows access to the Internet's resources, including E-mail, the World Wide Web and USENET news groups. In addition to providing phone support, the Company has invested in technology solutions such as an on-line technical knowledge base and fax-on-demand in order to provide prompt customer assistance. NETCOMplete is currently available to customers for $19.95 a month.

     Network and other Business Accounts: NETCOM offers network accounts to provide Internet services including Web site creation and hosting, high-speed dedicated connections, and Intranet programs to businesses. The Internet services offered to businesses are at various speeds, including 14.4 Kbps, 28.8 Kbps, 56 Kbps, T1, and T3 levels, depending on the customer's needs. There are currently no usage charges for any of NETCOM's dedicated accounts, and E-mail service and USENET news feed are provided at no additional charge. Network connections for the 56 Kbps and above services require the customer to obtain a leased line from a local telephone company. In addition, NETCOM also offers a FrameConnect service, which provides an Internet connection based on frame relay technology provided by local telephone carriers. The Company's high-speed digital network provides subscribers with direct access to the full range of Internet applications. Employing the protocol of the Internet, TCP/IP, the network is made up of regional hubs, ATM switches and network control centers connecting fiber-optic T3 and T1 lines. As of December 31, 1996, the Company had approximately 5,000 network, hosting and other business accounts.

     NETCOM provides its customers with access to the full range of available Internet applications, including:

     Electronic Mail: E-mail is an Internet application by which an Internet user can exchange messages with any other user who has an E-mail address. Messages can be sent almost instantly to designated individuals or groups on a mailing list. Additionally, NETCOMplete allows users to attach application files such as spreadsheets or word processing documents to E-mail messages and provides an address book that stores E-mail addresses.

     World Wide Web: The World Wide Web is a browsing and searching system comprised of thousands of computer servers, referred to as web sites, each linked by a special communications protocol called hypertext transfer protocol
(http) and hypertext Markup Language. This open protocol allows Internet users to view and access text, graphics, digital video and audio resident on a web page or to connect instantaneously to related and linked information on the same server or other web pages on other servers. Since the Internet is an open system, any company can create a home page on the World Wide Web in order to provide users with product or service information. Users can then solicit more information and, in some cases, make purchases electronically. Browsers such as Netscape Navigator and Microsoft Internet Explorer have contributed to the rapid growth of the World Wide Web. The Company expects the World Wide Web to continue to grow rapidly as more businesses and consumers become aware of the advantages of communications on the Internet.

     Databases and Public Domain Software: An increasing number of host computers are being connected to the Internet, which make available growing amounts of text, graphics, audio and video information and public domain software. For example, with an Internet connection, a user can access commercial, educational and government databases, newspapers, magazines, library catalogs, industry newsletters, weather updates and other information.

     File Transfer: The Internet can be used to move electronic files (including data, programs or text) easily from one computer to another. This can be very useful for parties in separate locations that collaborate on data files. Data transferred over the Internet remains in digital format and does not need to be re-entered by a receiving party; it can be manipulated and then re-transmitted to other Internet users.

     USENET News Groups: USENET is a network of thousands of computers attached to the Internet that provide forums, or news groups, that allow users to exchange information on a variety of topics of shared interest. Internet users can seek or provide information on diverse topics ranging from sports, to job opportunities, to restaurant and travel suggestions.

     In 1997, NETCOM intends to address the needs of business and individual customers through three product categories:

     Personal Productivity Solutions: Personal Productivity Solutions include both stand alone and packaged solutions that address customer needs in the areas of office and business services. These solutions include both third party products and NETCOM bundled products. In 1997, the Company intends to launch application solutions designed to provide customers with a set of solutions to help them communicate more efficiently and to make their computer more effective. Beginning in April 1997, NETCOMplete Advantage will be available to new customers for $24.95 per month with a $25.00 set-up fee. Current customers can choose to upgrade to the new services or keep their current plan. NETCOMplete Advantage features access at 28.8 Kbps and the NETCOMplete Connection Kit, which installs and configures all the software needed to connect and communicate on the Internet, including either Netscape Navigator or Microsoft Internet Explorer, as the standard browser. NETCOMplete Advantage includes tools such as one additional mailbox, a PersonalPage with 1MB of storage, customizable PersonalNews, PersonalFinance and SurfWatch blocking software. Additional features includes protection from viruses with McAfee WebScan, support for point-to-point and broadcast faxes with NetCentric, worldwide on-line access with Global Roaming for an additional fee and mail forwarding functionality. The Company believes there is significant market interest in higher levels of access and customer service combined with enhanced capabilities and services. The Company plans to offer additional services geared at providing premium support levels, protection from computer crashes and viruses and support for research over the Internet.

     Web Hosting Solutions: Web Hosting Solutions include client domain name registration, hosting and site maintenance. Business Web Hosting service is available beginning at $125 per month with a one-time set-up fee of $150. Services received includes domain name service, 10 E-mail addresses, access to NETCOM's on-line Business Center, CGI scripting, weekly back-up service, 50 MB of data storage, 1000 Mb/month of data transfers, traffic logs and web site statistics and premium support. Additional NETCOM hosting services will be rolled out during 1997 which in addition to web site hosting, the new services will include the Company's enhanced on-line service, NETCOMplete Advantage, and enable customers to register domain names and web sites on-line.

     Business Connectivity Solutions: Business Connectivity Solutions include Desktop software, speed (from 28.8 Kbps dial-up to dedicated T3 connections), redundancy, reliability, security products and customer support. The Company believes that high speed access solutions will command premium pricing and should increase the Company's average revenue per customer. Additionally, the Company plans to bundle additional services with connectivity products and to enhance hardware product offerings through relationships with companies such as iPlanet, Inc. and Whistle Communications Corporation. The Company plans to offer three Internet connectivity services geared towards small and mid-size businesses: (1) NETCOM DirectConnect enables the customer to fortify their connection and ensure optimal network performance. The NETCOM DirectConnect service solution is built upon NETCOM's dedicated access services and features Automatic Reconnect which automatically reroutes a customers' traffic to an alternate ISDN line so customers remain connected. It also features a password-protected web site with on-line usage statistics so customers can proactively evaluate network utilization, and Newsserver access. As customers' business grow, NETCOM will help re-evaluate their needs and provide scaleable options such as increased line speed or high-performance routing. NETCOM DirectConnect is available for $400 a month. It includes toll-fee, 24 hours a day, 7 days a week support; (2) NETCOM SecureConnect is built on NETCOM's dedicated access services, includes needs assessments, maintenance, configuration and monitoring. NETCOM SecureConnect allows secure communication between branch offices and off-site employees while keeping internal networks protected. To determine businesses' security requirements, NETCOM performs a security assessment and then implements a flexible and secure solution. As part of the package, the Company monitors and troubleshoots
NETCOM SecureConnect. NETCOM SecureConnect features toll-free, 24 hours a day, 7 days a week support. NETCOM SecureConnect is available for a monthly fee between $400 - $800 depending on the level of security required; (3) NETCOM SiteConnect connects an internally-managed web site to the Internet using NETCOM's high-speed, reliable access, from fractional T1 lines to full T3 lines. The speed of access to the site is determined by the number of expected visits and is flexible and scaleable to grow as web site traffic increases. The
NETCOM SiteConnect service, built on NETCOM's dedicated access service includes additional domain name registration, additional IP addresses and Automatic Reconnect service that automatically reroutes a customers' disabled line to another networking path so customers' web sites are connected and available at all times.

     NETCOM's emphasis is on developing products and services that differentiate it from competitors, provide sustainable, profitable recurring revenue, are easy to use and are desired by sufficiently large market segments.

Software and Services Development

     NETCOM has placed significant emphasis on developing its products and services, both internally and through third party partnerships. NETCOM's newest software package, NETCOMplete features NETCOM's versions of leading products including Microsoft Internet Explorer or Netscape Navigator 3.0, Qualcomm Eudora Pro and Eudora Light, McAfee Webscan, SurfWatch Software and Service, VocalTec Internet Phone and Internet Phone Lite, NETCOM Unplugged by WebEx, NETCOM Unplugged Lite, Storm EasyPhoto, Macromedia Shockwave, Adobe Acrobat Reader, OnBase DragNet and DragNet Lite, NCSA Telnet. Quarterdeck Global Chat, IBM Cryptolope, Microsoft NetMeeting, Internet Mail, Internet News and Comic Chat. In 1994, NetCruiser 1.6 was developed which introduced Winsock compliance, automatic modem detection and support for audio, E-mail attachments and printing. NetCruiser 2.0, which the Company released in August 1995, introduced an improved easy-to-use interface, including an index of and direct links to World Wide Web sites. The Company intends to design additional features into future versions of NETCOMplete and additional products. Additionally, the Company will continue to enhance the ease of installation and automatic configuration of its products.

     NETCOM's Product Development activities began in late 1993. Product Development expenditures were $6,020,000 $2,240,000 and $328,000 in 1996, 1995 and 1994, respectively.

Telecommunications Infrastructure

     The Company maintains an extensive telecommunications infrastructure that enables it to provide nationwide digital Internet connectivity services to its subscribers. The Company's worldwide network of local access numbers gives subscribers in those areas access to the Internet by means of a dedicated line or local telephone call. NETCOM's ability to offer efficient worldwide access to the Internet is due in part to the Company's high-capacity telecommunications data network, configured exclusively for facilitating Internet access. The Company's United States network is comprised of a fiber optic T-3, 45Mbps backbone together with other high-speed data connections between the T-3 backbone and the Company's local access numbers. The T-3 backbone connects to Internet gateways in Santa Clara (at two sites), California; San Jose, California; Newark, New Jersey; Chicago, Illinois and in Washington, D.C. In addition, the Company has Internet gateways in London, United Kingdom and Toronto, Canada.

     NETCOM maintains two telecommunications centers in the U.S. One at its San Jose, California headquarters and the other in Dallas, Texas. Through these centers the Company's technical staff constantly monitors network utilization and security, including equipment at individual local access numbers, to ensure reliable Internet connectivity service. The San Jose center also supports the Company's Shell accounts, E-mail and USENET news groups for NETCOM's subscribers nationwide. The Dallas center reduces the Company's dependence on its San Jose Facilities. However, this measure will not eliminate the significant risk to the Company's operations from a natural disaster or other unanticipated event at one of these two sites. See "Risk Factors -- Dependence on Network Infrastructure; Risk of System Failure; Security Risks." Internationally, the Company has telecommunications centers in London, United Kingdom and Toronto, Canada.

     The Company is continuing to optimize and increase the capacity and capabilities of its telecommunications network. NETCOM continues to add ATM switches (Asynchronous Transfer Mode), and plans to continue increasing capacity as the customer base increases. Additionally, the Company has efforts currently underway to increase the available dial-up speeds. As of December 31, 1996, the Company had local access numbers in a total of 331 locations, including 80 in the United Kingdom and 22 in Canada, as described on the following pages.

Alabama                      Colorado                  Indiana                  New Jersey                       Pennsylvania
     Birmingham                   Colorado Springs          Bloomington             Atlantic City                    Allentown
     Huntsville                   Denver                    Ft. Wayne               Cherry Hill                      Harrisburg
Arkansas                          Ft. Collins               Indianapolis            Eatontown                        Philadelphia
     Little Rock             Connecticut               Kansas                       Hackensack                       Pittsburgh
Arizona                           Danbury                   Kansas City             Jersey City                      Reading
     Phoenix                      Hartford                  Topeka                  Morristown                       Valley Forge
     Tucson                       New Haven                 Wichita                 New Brunswick                    Wilkes Barre
California                        Stamford             Kentucky                     Newark                       Rhode Island
     Alameda                 Delaware                       Lexington               Paterson/Pessiac                 Providence
     Antioch                      Wilmington                Louisville              Pennington                   South Carolina
     Bakersfield             District of Columbia      Louisiana                    Princeton                        Charleston
     Benecia/Vallejo              Washington                Baton Rouge             Trenton                          Columbia
     Corona                  Florida                        New Orleans             Westfield                        Greenville
     Del Mar                      Boca Raton           Maryland                 New Mexico                       Tennessee
     Escondido                    Clearwater/St. Pete       Baltimore               Albuquerque                      Chattanooga
     Fairfield                    Cocoa                     Columbia                Santa Fe                         Knoxville
     Fremont                      Daytona Beach             Frederick           New York                             Memphis
     Fresno                       Deland                    Rockville               Albany                           Nashville
     Hayward                      Fort Walton Beach    Massachusetts                Binghamton                   Texas
     Hollister                    Ft. Lauderdale            Amherst                 Buffalo                          Austin
     Irvine/Santa Anna            Ft. Meyers                Boston                  Garden City/Long Is/Mineola      Bryan
     La Puente/Covina             Gainesville               Framingham              New York City                    Dallas
     Long Beach                   Jacksonville              Lawrence                Poughkeepsie                     El Paso
     Los Angeles                  Miami                     Lowell                  Rochester/Webster                Ft. Worth
     Mission Viejo                Orlando                   Springfield             Ronkonkoma/Holbrook              Harlingen
     Modesto                      Pensacola                 Taunton                 Syracuse/Liverpool               Houston
     Monterey                     Sarasota                  Wellesley               Utica/Rome                       San Antonio
     Morgan Hill                  Tallahassee               Worcester               White Plains                 Utah
     Napa                         Tampa                Michigan                 North Carolina                       Ogden
     Ontario                      West Palm Beach           Ann Arbor               Charlotte                        Orem
     Palm Springs            Georgia                        Detroit                 Raleigh/RTP/Durham               Salt Lake City
     Palo Alto                    Athens                    Grand Rapids            Wilmington                   Virginia
     Pasadena                     Atlanta                   Kalamazoo               Winston/Salem                    Leesburg
     Petaluma                     Augusta                   East Lansing        Ohio                                 Norfolk
     Pleasanton                   Macon                     Pontiac                 Akron                            Richmond
     Sacramento                   Savannah                  Warren                  Cincinnati                       Roanoke
     Salinas                 Idaho                     Minnesota                    Cleveland                        Vienna
     San Bernardino               Boise                     Minneapolis             Columbus                         Woodbridge
     San Diego               Illinois                       Rochester               Dayton                       Washington
     San Francisco/Daly City      Alsip                Missouri                     Elyria                           Everett
     San Jose                     Aurora                    Springfield             Hamilton                         Kennewick
     San Luis Obispo              Champaign                 St. Louis               Toledo                           Olympia/Lacey
     San Mateo                    Chicago              Nebraska                     Youngstown                       Seattle
     San Rafael                   Chicago/Downtown          Lincoln             Oklahoma                             Silverdale
     Santa Barbara                Joliet                    Omaha                   Oklahoma City                    Spokane
     Santa Clarita                Moline               Nevada                       Tulsa                            Tacoma
     Santa Cruz                   Oakbrook/Dwnrs Grv        Las Vegas           Oregon                               Vancouver
     Santa Maria                  Palatine/N. Chicago       Reno                    Eugene                       West Virginia
     Santa Rosa                   Peoria               New Hampshire                Portland/Beaverton               Martinsburg
     Stockton                     Rockford                  Manchester              Salem                        Wisconsin
     Temecula                     Waukegan                  Nashua                                                   Appleton/Gbay
     Thousand Oaks           Iowa                           Portsmouth                                               Kenosha
     Ventura                     Des Moines                                                                          Madison
     Victorville                                                                                                     Milwaukee
     Walnut Creek
     Woodland
     Woodland Hills



Canada                       United Kingdom                 Doncaster               Leeds                            Pitlochry
     Brantford                   Alford                     Dunnon                  Leicester                        Pontypridd
     Cornwall                    Appleby                    Duns                    Liverpool                        Preston
     Calgary                     Ayr                        Durham                  Lochgilphead                     Rangeworthy
     Edmonton                    Bellingham                 Edinburgh               London                           Reading
     Georgetown                  Berwick on tweed           Evesham                 Manchester                       Ripon
     Halifax                     Birmingham                 Frodsham                Markyate                         Rothbury
     Hamilton                    Boroughbridge              Glasgow                 Martin                           Scunthorpe
     Kitchener                   Bourton on the water       Glastonbury             Matlock                          Settle
     London                      Brechin                    Gloucester              Mertsham                         Sheffield
     Milton                      Brecon                     Great Shefford          Moffat                           Shepton Mallet
     Montreal                    Bridgewater                Halifax                 Monmouth                         Stirling
     Newmarket                   Bridgnorth                 Hawkshead               Nettlebed                        Tobermory
     Oshawa                      Bristol                    Hexham                  New Galloway                     Weedon
     Ottawa                      Brodick                    Hitchin                 New Luce                         Wellingborough
     St. Catherine's             Bromyard                   Killin                  Newark                           Wetherby
     Stratford                   Burntwood                  Killingholme            Newcastle                        Wolverhampton
     Toronto                     Cardiff                    Kinloch Rannoch         Nottingham                       Workington
     Vancouver                   Carlisle                   Ladybank                Oakham
     Victoria                    Congleton                  Lanark                  Oban
     Windsor                     Coventry                   Lancaster               Peebles
     Winnipeg
     Woodstock


Competition

     The market for Internet services is competitive. There are few barriers to entry, and the Company expects that competition will continue to intensify in the future. The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. Since the Internet service industry emerged, the number of competitors has grown to over 3,000 in the U.S. alone. The Company competes or expects to compete directly or indirectly with the following categories of companies: (1) other national commercial Internet services providers, such as Performance Systems International, Inc. and Bolt, Beranek & Newman, Inc., (2) established on-line services companies which offer Internet connectivity, such as America Online ("AOL"), CompuServe Inc., Prodigy Services Company and Microsoft Network, (3) national long distance carriers such as American Telephone and Telegraph Company ("AT&T"), MCI Communications Corporation, Sprint Corporation and Worldcomm/MFS/UUNet Technologies, (4) regional telephone companies, such as Pacific Bell and Bell Atlantic, (5) cable operators, such as Tele-Communications, Inc., Time Warner and Cox Communications, and (6) other local and regional ISPs.

     The Company believes that its ability to compete successfully in the market for Internet services depends upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

     Increased competition could result in significant reductions in the average revenue per customer of the Company's services. In addition, increased pressure to obtain and retain additional higher revenue subscribers could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. See "Risk Factors -- Competition."

Marketing and Distribution

     The Company's primary focus is on providing high quality Internet solutions to businesses and individuals. In order to achieve this objective, the Company engages in marketing and advertising activities, alliances with key strategic partners, seminars in targeted regional markets, and distribution via both direct and indirect channels. The Company's current marketing efforts emphasize its strategy of focusing on providing premium services to businesses and individuals through integrated product offerings. The campaign incorporates the theme of productivity and efficiency and includes an emphasis on the full range of NETCOM solutions. The Company's current distribution channels include the following:

     OEM: Original equipment manufacturer ("OEM") arrangements with computer, hardware, software and modem manufacturers account for a significant portion of the Company's new accounts. The Company's CPU OEM partners include Hewlett Packard Company, Acer America Corporation, and NEC Corporation. The Company has also entered into a number of bundling arrangements with software companies, including Netscape and Microsoft. Partnerships with modem manufacturers such as US Robotics Corporation and Global Village Communication, Inc. account for a significant portion of OEM activity. New agreements with companies such as Cisco Systems, Inc. and Farallon Communications, Inc. will be increasingly focused on website hosting and dedicated access.

     VAR: As NETCOM increases its focus on providing solutions to small and medium business segments, the Value Added Resellers ("VAR") who support this segment will become an increasingly active channel of distribution, selling the entire suite of NETCOM products. The network of NETCOM VARs are supported by NETCOM sales representatives both in the regional territories and in the Telesales center.

     Retail: A significant portion of the Company's new accounts is generated through retail distribution of NETCOMplete CDs, which currently are offered in two versions. One is offered at a suggested retail price of $4.95; the other is a larger package featuring extensive third party software and books for a suggested retail price of $39.95. NETCOM's retail partners include national chains such as CompUSA, Circuit City, and Computer City, as well as regional entities such as Fry's Electronics. NETCOM distributes to Retail partners through national distributors such as Ingram Micro and TechData, and through regional distributors such as Liuski International. Retail coverage is also provided via the OEM agreements detailed above.

     Direct Sales: A significant portion of NETCOM's business is conducted through inbound and outbound Telesales efforts. Telesales supports business generated by direct marketing activities, trade shows and referrals, and is aligned to support the focus on targeted regional markets.

Customer Support

     The Company believes that it is important to provide prompt and effective assistance to its subscribers. The Company provides network monitoring and technical assistance services 24 hours a day, seven days a week. Most support personnel respond to telephone inquiries and inquiries from E-mail, faxes and letters. There are also a significant number of personnel dedicated to building automated support systems such as on-line knowledgebases, fax-on-demand systems, and interactive voice response systems that allow customers to get the information they need at any time. The demands on the Company's customer support resources have increased with the Company's rapidly expanding subscriber base, and NETCOM has from time to time experienced difficulties in providing adequate levels of support. NETCOM is continually taking steps to help ensure that customer support resources keep pace with projected increases in subscribers. During 1996, the Company increased its number of worldwide customer support staff by 164 to 288 on December 31, 1996 from 124 on December 31, 1995. NETCOM also implemented automated support services such as the WebTech Online Knowledgebase, the SupportFacts fax-on-demand system, and an Interactive Voice Response system, which significantly increased the support group's capacity to handle queries and improve customer satisfaction. The Company intends to continue to improve its customer support capabilities in order to keep pace with expansion of the Company's subscriber base, however, there can be no assurance that the Company's resources will be successful in doing so. See "Risk Factors -- Management of Growth; Dependence on Key Personnel and New Hires."

Intellectual Property and Other Proprietary Rights

     The Company relies on a combination of worldwide copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. The Company currently has no domestic or foreign patents or patent applications pending. However, the Company does have registered or pending trademarks in various countries including the U.S. The Company from time to time receives notices claiming that it is infringing the proprietary rights of third parties. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. For a more extensive discussion on Intellectual Property and Proprietary Rights, see "Risk Factors -- Limited Intellectual Property Protection."

Employees

     As of December 31, 1996, NETCOM employed 759 persons, including 163 in operations, 288 in customer support, 162 in marketing and distribution, 110 in general and administration and 36 in website and software integration, all of whom are full-time employees. None of NETCOM's employees are represented by a labor union and NETCOM considers its employee relations to be good.

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA
         (in thousands, except loss per share and other operating data)

ANNUAL
                                                                 Year Ended December 31,
                                                    ---------------------------------------------
                                                         1996              1995           1994
                                                    --------------   -------------   ------------
STATEMENT OF OPERATIONS DATA:
Total revenues                                       $    120,540     $    52,422     $   12,359
Loss from operations                                 $    (48,723)    $   (16,246)    $     (105)
Net loss                                             $    (44,265)    $   (14,064)    $     (100)
Net loss per share                                   $      (3.85)    $     (1.68)    $    (0.02)
Shares used in computing net loss per share                11,498           8,350          5,927

                                                                        As of December 31,
                                                    ---------------------------------------------
BALANCE SHEET DATA:                                      1996              1995           1994
                                                    --------------   -------------   ------------
Cash and cash equivalents                            $     73,408     $   146,001     $   20,938
Working capital                                            53,646     $   131,917     $   15,551
Total assets                                              169,634     $   202,680     $   35,649
Stockholders' equity                                      144,791     $   185,466     $   27,964

OTHER OPERATING DATA (Unaudited):
EBITDA (A)
        Domestic                                     $ (5,091,000)    $(5,815,000)    $1,096,000
        International                                $(15,206,000)    $  (486,000)    $        -
Approximate Number of subscribers                         580,000         308,000     $   73,000

(A)     Earnings before interest, taxes, depreciation and amortization
        ("EBITDA") is not intended to represent cash flow from operations and should not be considered as an alternative to net loss as an indicator of the Company's operating performance or to cash flows as a measure of liquidity. The Company believes EBITDA is a measure used by analysts, investors and other interested parties in the on-line and Internet services industries. Accordingly, this information has been disclosed herein to permit a more complete analysis of the Company's operating performance.


QUARTERLY (Unaudited)

                                                            1996                                         1995 (B)
                                        ---------------------------------------------- ---------------------------------------------
                                          Fourth     Third      Second       First      Fourth      Third     Second       First
                                         Quarter    Quarter    Quarter      Quarter     Quarter    Quarter    Quarter     Quarter
-------------------------------------------------- ---------- ----------- ------------ ---------- ---------- ---------- ------------
STATEMENT OF OPERATIONS DATA:
Revenues                                $  36,379  $  32,036  $   28,023  $    24,102  $  19,672  $  14,724  $  10,528  $     7,498
Loss from operations                    $ (12,554) $ (14,923) $  (12,943) $    (8,303) $  (6,494) $  (5,001) $  (3,239) $    (1,512)
Net loss                                $ (11,490) $ (13,606) $  (12,595) $    (6,574) $  (5,446) $  (4,449) $  (2,878) $    (1,291)
Net loss per share                      $   (0.99) $   (1.17) $    (1.09) $     (0.59) $   (0.55) $   (0.49) $   (0.37) $     (0.19)

OTHER OPERATING DATA:
Approximate number of subscribers at
           end of period                  580,000    562,000     479,000      391,000    308,000    233,000    169,000      114,000

(B)     Beginning in August 1995, results include the operations of Professional
        Internet Consulting, Inc. ("PICnet") which was acquired by the Company in August 1995.

Risk Factors

     The following factors, in addition to the other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

     Operating Losses; Fluctuations in Operating Results. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 for 1994, $14,064,000 for 1995 and $44,265,000 for 1996, and had an accumulated deficit of $62,042,000 as of December 31, 1996. The consolidated net loss incurred during 1996 included a loss of $17,706,000, which includes amounts spent domestically, related to the start up of international operations.

     These losses are also reflected in the Company's declining operating margins, which decreased from a loss of .8% for 1994 to a loss of 31% for 1995 and a loss of 40% for 1996. The 1996 margins include the expenses related to start up operations in two countries which had negligible revenue thus decreasing margins. The Company's current focus is on targeting the business customer (individuals and groups) which should result in increased revenues per subscriber and at reduced subscriber growth rates. The Company will continue to grow its expenses related to product development, marketing, sales, general and administrative, network, and customer support. In addition, the Company is seeking to expand its operations to international markets with partners in select markets. The costs associated with the penetration of new international markets where Internet services are not well established, could further impact cash flow and operating performance. As a result, the Company expects that it may incur substantial losses in the foreseeable future. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

     Changes in the Company's subscriber base or in subscribers usage patterns may increase costs as a percentage of revenues. These changes could further increase the Company's need to hire additional personnel and increase the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by subscribers could adversely affect the Company's ability to consistently meet the demands for its services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per subscriber basis.

     In view of the competitive nature of its market, the Company has adopted strategies designed to attract the business customer. Such strategies, and any promotional measures the Company may adopt in the future in pursuit of these strategies, may result in an increase in costs as a percentage of revenues. The introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by these factors or strategies.

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

     Competition. The market for Internet services is increasingly competitive and there are few barriers to entry. The Company believes that its ability to compete successfully depends upon a number of factors, including market presence; the capacity, reliability and security of its network infrastructure; ease of access to and navigation of the Internet; the pricing policies of its competitors and suppliers; the timing of introductions of new products and services by the Company and its competitors; the Company's ability to support existing and emerging industry standards; and industry and general economic trends.

     The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with other national and regional commercial Internet services providers, with established on-line services companies which offer Internet connectivity, with national long distance carriers, with regional telephone companies with cable operators and with other local and regional ISPs.

     Increased competition in general could result in significant reductions in the average selling price of the Company's services. In addition, the Company expects to see increased pressure to obtain and retain additional subscribers that could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its subscribers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have financial resources, technical resources, technical expertise or marketing and support capabilities to continue to compete successfully.

     Management of Growth; Dependence on Key Personnel and New Hires. The Company has in the past and may in the future experience a strain on its management, operations and financial resources as a result of the Company's growth. The Company's ability to effectively manage growth will require it to continue to implement and improve its operational, financial and management information systems and to train, motivate and manage its employees, as well as to expand its existing local access numbers. These demands will require the addition of new management personnel and the development of additional expertise by existing management. In particular, the demands on the Company's telecommunications infrastructure and customer support resources have grown rapidly with the Company's rapidly expanding subscriber base, and NETCOM has from time to time experienced difficulties meeting the demand for its connectivity services. Capacity constraints have occurred, and may in the future occur, both at the level of particular local access numbers and in connection with system-wide services that are provided from the Company's facilities in San Jose, California and Dallas, Texas. The Company has experienced difficulties in providing an adequate level of customer service and support. NETCOM is taking steps to improve its telecommunications infrastructure and customer support resources in order to support increases in the service to and the number of subscribers. A failure to enhance customer support resources adequately to support increases in subscribers, or to adequately expand and enhance its telecommunications infrastructure, may materially adversely affect the Company's business, operating results and financial condition. There can be no assurance that the Company's customer support or other resources will be sufficient to manage any future growth in the Company's business or that the Company will be able to implement in whole or in part its expansion program, and any failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Although the Company continues to invest significant resources in its telecommunications infrastructure and customer support resources, the Company continues to experience attrition of its subscribers over time as a result of a number of factors, including difficulties associated with management of growth. There can be no assurance that the Company will be able to improve its ability to retain its subscribers or to attract sufficient new subscribers to offset periodic losses of existing subscribers.

     The Company's significant growth in its number of employees, the scope of its operations and the geographic area of its operations has resulted in broader responsibilities and challenges for the Company's management. There can be no assurances that financial and operational issues that exceed the capacity of the current financial and information management staff and systems will not arise. The Company's success will depend to a significant extent on its ability to retain existing key members of management and to attract additional qualified financial, information systems and other management and the ability of its executive officers to operate effectively, both independently and as a group. Competition for such management and other personnel is intense. There can be no assurance that the Company will be successful in attracting and retaining such personnel, and the failure to do so could have a material adverse effect on the Company's business, operating results and financial condition.

     Dependence on WorldCom and Other Suppliers. The Company relies on other companies, particularly WorldCom, to provide data communications capacity via leased telecommunications lines. A majority of the leased telecommunications lines used by the Company are currently provided by WorldCom. If WorldCom is unable or unwilling to provide or expand its current levels of service to the Company in the future, the Company's operations would be materially adversely affected. WorldCom is also a competitor to NETCOM. Although leased telecommunications lines are available from several alternative suppliers, including AT&T, MCI and Sprint, there can be no assurance that the Company could obtain substitute services from other providers at reasonable or comparable prices or in a timely fashion. The Company is also subject to risks relating to potential disruptions in WorldCom's services, and no assurances can be given that such interruptions will not occur in the future.

     The Company is also dependent on certain third party suppliers of hardware components. Although the Company attempts to maintain a minimum of two vendors for each required product, certain components used by the Company in providing its networking services are currently acquired from only one source, including high performance routers manufactured by Cisco Systems, Inc., modems manufactured by U.S. Robotics, Inc. and servers from Sun Microsystems. The Company has also from time to time experienced delays in the receipt of certain hardware components. A failure by a supplier to deliver quality products on a timely basis, or the inability to develop alternative sources if and as required, could result in delays that could materially adversely affect the Company's business, operating results and financial condition.

     Software and Service Development; Technological Change. The Company's success is highly dependent upon its ability to develop new software and services that meet changing customer requirements. The market for the Company's services is characterized by rapidly changing technology, evolving industry standards, emerging competition and frequent new software and service introductions. There can be no assurance that the Company can successfully identify new service opportunities and develop and bring new software and services to market in a timely manner, or that software, services or technologies developed by others will not render the Company's software, services or technologies noncompetitive or obsolete. The Company is also at risk to fundamental changes in the way Internet access services are delivered. Required technological advances by the Company as the industry evolves could include compression, full-motion video, and integration of video, voice, data and graphics. The Company's pursuit of these technological advances may require substantial time and expense, and there can be no assurance that the Company will succeed in adapting its Internet service business to alternate access devices and conduits.

     Dependence on Network Infrastructure; Risk of System Failure; Security Risks. The future success of the Company's business will depend upon the capacity, reliability and security of its network infrastructure. The Company has in the past experienced network problems and network slowdowns due to limited server capacity in the Company's San Jose and Dallas Data Centers. The Company is currently implementing systems and processes in order to improve these problems and improve the Company's service generally. The Company must continue to expand and adapt its network infrastructure as the number of users and the amount of information they wish to transfer increases, and to meet changing customer requirements. The expansion and adaptation of the Company's network infrastructure will require substantial financial, operational and management resources. There can be no assurance that the Company will be able to expand or adapt its network infrastructure to meet additional demand or its changing customer requirements on a timely basis, at a commercially reasonable cost, or at all, or that the Company will be able to deploy successfully the contemplated network expansion. Any failure of the Company to expand its network infrastructure on a timely basis or to adapt it to changing customer requirements or evolving industry standards could have a material adverse effect on the Company's business, operating results and financial condition and results of operations.

     The Company's operations are dependent on its ability to protect its computer equipment against damage from fire, earthquakes, power loss, telecommunications failures and similar events. A significant portion of the Company's computer equipment, including all of the Company's equipment devoted to its Shell accounts, E-mail and news group services, is located at its facilities in San Jose, California and Dallas, Texas and is subject to significant risk to the Company's operations from a natural disaster or other unanticipated event at one of these two sites. Any damage or failure that causes interruptions in the Company's operations could have a material adverse effect on the Company's business.

     Despite the implementation of security measures, the Company's infrastructure is also vulnerable to computer viruses or similar disruptive problems caused by its customers or other Internet users. Computer viruses or problems caused by third parties could lead to interruptions, delays or cessation in service to the Company's customers. Furthermore, inappropriate use of the Internet by third parties could also potentially jeopardize the security of confidential information stored in the computer systems of the Company's customers, which may deter certain persons from subscribing to the Company's services.

     Dependence on Distribution and Marketing Relationships. The Company believes that its success in penetrating markets for its Internet connectivity services depends in large part on its ability to maintain and develop additional relationships with leading companies that market computer products and to cultivate alternative relationships if distribution channels change. The Company has entered into OEM, VAR and other agreements with a number of such companies. Many of these agreements are nonexclusive, and many of the companies with which the Company has agreements also have similar agreements with the Company's competitors or potential competitors. If certain of these relationships were discontinued or renegotiated in a manner adverse to the Company, it could have a material adverse effect on the Company. There can be no assurance that the Company's distributors and OEM and VAR partners, many of which have significantly greater financial and marketing resources than the Company, will not develop and market products in competition with the Company in the future, discontinue their relationships with the Company or form additional competing arrangements with the Company's competitors.

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

     In order to continue to realize subscriber and revenue growth, the Company must continue to attract additional subscribers. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on the Company's ability to retain its subscribers. As a result, the Company is unable to predict future subscriber retention rates.

     Limited Intellectual Property Protection. The Company relies on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements and nondisclosure agreements to protect its proprietary technology and software products. The Company currently has no domestic or foreign patents or patent applications pending. Despite the Company's precautions, it may be possible for unauthorized third parties to lawfully or unlawfully copy aspects of, or otherwise obtain and use, the Company's software products and technology. In addition, the Company cannot be certain that others will not develop substantially equivalent or superseding proprietary technology, or that equivalent products will not be marketed in competition with the Company's products, thereby substantially reducing the value of the Company's proprietary rights.

     From time to time the Company has received notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings by third parties with respect to current or future products. In addition, the Company may initiate claims or litigation against third parties for infringement of the Company's proprietary rights or to establish the validity of the Company's proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause product shipment delays or lead the Company to enter into royalty or licensing agreements rather than disputing the merits of such claims. Moreover, an adverse outcome in litigation or similar adversarial proceedings could subject the Company to significant liabilities to third parties, require expenditure of significant resources to develop noninfringing technology, require disputed rights to be licensed from others or require the Company to cease the marketing or use of certain products, any of which could have a material adverse effect on the Company's business, operating results and financial condition.

     To the extent the Company wishes or is required to obtain licenses to patents or proprietary rights of others, there can be no assurance that any such licenses will be made available on terms acceptable to the Company, if at all. As the number of software products in the industry increases and the functionality of these products further overlaps, the Company believes that software developers may become increasingly subject to infringement claims. Any such claims against the Company, with or without merit, as well as claims initiated by the Company against third parties, can be time-consuming and expensive to defend or prosecute and to resolve.

     Government Regulation. The Company is not currently subject to direct regulation by the Federal Communications Commission ("FCC") or any other agency other than regulations applicable to businesses generally; however, see "Business--Risk Factors - Potential Liability for Content," below. Changes in the regulatory environment relating to the Internet connectivity industry, including regulatory changes which directly or indirectly affect telecommunication costs or increase the likelihood or scope of competition from regional telephone companies or others, could have an adverse effect on the Company's business. For example, the Company is aware that certain third parties have petitioned the FCC to require certain Internet access providers to pay "access charges." The Company cannot predict the impact, if any, that future regulation or regulatory changes may have on its business.

     Potential Liability for Content. The Telecommunications Reform Act of 1996 (the "Act") imposes criminal penalties on anyone who distributes obscene, lascivious or indecent communications on the Internet. The constitutionality of portions of the Act is being challenged in litigation pending before the United States Supreme Court. The portion of the Act prohibiting dissemination of obscene, lascivious or indecent communications is presently enjoined pending the outcome of the lawsuit. As an access provider, the Company may be at risk of prosecution under the Act for communications made by others through its systems. Such prosecution could have a material adverse effect on the Company's business, results of operations or financial condition. In addition, the applicability to the Internet of existing laws governing issues such as property ownership, libel and privacy is uncertain. For example, in 1996 the Company settled a lawsuit alleging copyright infringement against the Company relating to electronic messages posted by an unrelated individual to a bulletin board service which is a subscriber. New legislation or regulation with respect to on-line content could have a material adverse effect on the Company's business, results of operations or financial condition.

     Volatility of Stock Price. The market price of the Company's common stock has been and is expected to continue to be subject to significant fluctuations in response to number of subscribers, announcements of technological innovations, new products or new services by the Company or its competitors, quarter-to-quarter variations in the Company's operating results and other events or factors. For example, a shortfall in revenue, or number of subscribers, or an increase in losses from levels expected by securities analysts could have an immediate and significant adverse effect on the market price of the Company's common stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that have often been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions and the adverse performance of companies within the Internet market segment, may adversely affect the market price of the common stock.


ITEM 2.  DESCRIPTION OF PROPERTY

     NETCOM's executive offices and telecommunications centers are located in San Jose, California, where the Company currently leases approximately 193,000 square feet under various leases in three buildings that expire during various months in 1999. In addition, the Company leases approximately 50,800 square feet in Dallas, Texas for its second telecommunications center. The Company also leases space (typically less than 500 square feet) in various geographic locations to house the telecommunications equipment for each of its local access numbers. The Company's Canadian subsidiary leases approximately 14,500 square feet in Toronto, Canada. The Toronto lease expires in December 2000. The Company's United Kingdom subsidiary leases approximately 22,800 square feet in Bracknell, United Kingdom. The United Kingdom lease expires in March 2014.


ITEM 3.  LEGAL PROCEEDINGS

     The Company is from time to time involved in litigation in the course of its business. The Company is currently involved in certain litigation and potential claims which management believes, based on facts presently known, will not have a material adverse effect on the Company's business, operating results or financial condition. In addition, from time to time the Company receives notices claiming that it is infringing the proprietary rights of third parties, and there can be no assurance that the Company will not become the subject of infringement claims or legal proceedings with third parties with respect to current or future products. See "Business - Intellectual Property and Other Proprietary Rights."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

     EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company's executive officers, and their ages as of March 20, 1997, are as follows:

Name                                  Age                              Position
----                                  ---                              --------

David W. Garrison ................     41   Chairman of the Board and Chief Executive Officer
Clifton T. Weatherford............     50   Senior Vice President, Chief Financial Officer and Secretary
Michael D. Kallet.................     43   Senior Vice President, Products and Services
Scott R. Wills....................     44   Senior Vice President, Marketing and Sales
Eric W. Spivey ...................     36   President, International
Eric V. Goffney ..................     43   Senior Vice President, Customer Support

     Mr. Garrison has served as NETCOM's Chairman of the Board since March 1996 and as its Chief Executive Officer since April 1995. He served as its President and a Director since February 1995. Mr. Garrison also served as NETCOM's Chief Operating Officer from February 1995 to April 1995. Currently, Mr. Garrison is also serving on the Board of Directors of Traveling Software, Inc. From December 1990 to September 1994, Mr. Garrison was President of SkyTel, a division of Mobile Telecommunications, Inc. ("MTEL"). During his association with MTEL (1990 to 1994), Mr. Garrison also held positions as Senior Vice President and Vice President. From 1986 to 1990 Mr. Garrison served successively as Chief Operating Officer, President, Chief Executive Officer and Chairman for Dial Page, a regional paging carrier based in Greenville, South Carolina. Prior to that, Mr. Garrison was a Vice President and General Manager for the Providence Journal Company, a publishing and broadcast holding company based in Providence, Rhode Island. Mr. Garrison received a bachelor's degree in accounting from Syracuse University and an M.B.A. from the Harvard Business School.

     Mr. Weatherford has served as NETCOM's Senior Vice President and Chief Financial Officer since January 1996, and as Secretary since March 1996. From February 1994 to December 1995, Mr. Weatherford was Chief Financial Officer of Logitech, Inc. From July 1990 to January 1994, Mr. Weatherford was at Tandem Computers Inc. where he was first Director of Finance and later Chief Financial Officer of Ungermann Bass. Prior to that, Mr. Weatherford held various positions at Siliconix, Inc., Applied Materials, Inc., Schlumberger Ltd. and Texas Instruments, Inc. including assignments in Europe, Asia and the United States. Mr. Weatherford holds a B.B.A. in finance from the University of Houston.

     Mr. Kallet has served as NETCOM's Senior Vice President of Technology, Operations and Support since August 1996. Serving in the same capacity, in March 1997, his title changed to Senior Vice President, Products and Services. From December 1995 to August 1996, Mr. Kallet served as NETCOM's Vice President of Software Engineering. Prior to joining NETCOM, Mr. Kallet was the proprietor of MK Management Consultants from October 1994 to November 1995. He served as senior vice president of development for Walker Interactive from December 1993 to October 1994. From April 1992 to September 1993 he was at Verity as Vice President of R&D. Mr. Kallet was at Software Publishing Company (1988-1992) where he drove the development of multiple versions of the Harvard Graphics product line. Mr. Kallet received a bachelor of science degree in physics from Worcester Polytechnic Institute.

     Mr. Wills joined NETCOM in 1996 as general manager of On-Line Services and since September as Senior Vice President, Marketing and Sales. Prior to joining the Company, he was at Zing Systems where served as Senior Vice President from March 1994 to December 1995. From February 1983 to July 1993 Mr. Wills served as president and CEO of Wills and Evans where he founded and managed an advertising agency. Mr. Wills holds a bachelor of arts degree from Boston College, graduating Magna Cum Laude.

     Mr. Spivey joined NETCOM in January 1996 as President, NETCOM International. From September 1993 to December 1995, Mr. Spivey was Vice President and Chief Executive Officer for Dun & Bradstreet Information Services in Australia and New Zealand. In this role, he also held management responsibility for the data center and systems development for the entire Asia-Pacific and Latin America regions. From June 1991 to August 1993, Mr. Spivey was the Chief Executive responsible for Dun & Bradstreet's operations in Mexico and Central America. From early 1990 to May 1991, Mr. Spivey was Director, Strategic Analysis & Acquisitions for A.C. Nielsen Company, responsible for worldwide acquisitions and customer and competitive strategic analysis. From September 1985 to early 1990, Mr. Spivey held a number of key strategy and acquisition positions at the Corporate and divisional units for the Dun & Bradstreet Corporation. Mr. Spivey graduated from the University of California Santa Barbara with a B.A. in Economics and Environmental Studies and from University of Texas, Austin with an M.B.A.

     Mr. Goffney joined NETCOM in September 1995 as Senior Vice President, Customer Support. From April 1990 to September 1995, Mr. Goffney was Director of Support Services at Lotus Development Corporation's cc:Mail division. From 1988 to 1990, he served as the Technical Support Manager for Software Publishing Corporation ("SPC") where he built and managed SPC's technical support call center. Mr. Goffney's background also includes positions as Technical Support Manager for Lotus Development Corporation's Information Services Division (1985-1988), Systems Engineer for Control Data Corporation (1983-1985), and a five year career with the U.S. Navy. Mr. Goffney received a B.A. in psychology from Kent State University.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company has never declared or paid cash dividends. The Company's common stock trades under the symbol "NETC" on the Nasdaq National Market. The following table sets forth the range of high and low closing sale prices for the common stock:

                                                           High       Low
                                                           ----       ---
1995
  First Quarter.....................................      $30.00     $22.00
  Second Quarter....................................      $27.13     $20.00
  Third Quarter.....................................      $47.13     $25.63
  Fourth Quarter....................................      $82.75     $36.00

1996
  First Quarter.....................................      $38.00     $20.38
  Second Quarter....................................      $44.00     $23.88
  Third Quarter.....................................      $27.13     $16.00
  Fourth Quarter....................................      $18.50     $13.00

     On March 20, 1997, there were approximately 11,683,286 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Overview

     The Company's revenues are derived from providing high quality Internet solutions to business and individual customers mainly through monthly dial-up and dedicated connection fees. Revenues from monthly subscriptions have increased substantially since the Company's inception as a result of increases in the Company's subscriber base and diversification of product offerings. This subscriber growth, in turn, has resulted from the growth of the Internet services market generally, the expansion of the Company's distribution channels and the increase in the Company's local access numbers.

     The Company believes its NETCOMplete software contributed to its strong subscriber growth. The versatility of the NETCOMplete software offers customers an Internet access, with Microsoft Internet Explorer or Netscape Navigator 3.0, support, software and service solution for Windows 3.1, Windows 95 and Macintosh. NETCOMplete features point-and-click graphical user interfaces providing subscribers with easy-to-use access to the Internet's applications and resources.

     The Company has chosen to adopt strategies designed to attract business customers and grow its subscriber base. To accomplish this objective the Company is developing partnering relationships to more effectively deliver services to customers and is also implementing aggressive promotional programs. Additionally, in order to continue to realize revenue growth, the Company must increase revenue per customer and expand it's customer base. However, the sales and marketing expenses and subscriber acquisition costs associated with attracting new subscribers are substantial. Accordingly, the Company's ability to improve operating margins will depend in part on its ability to retain its subscribers and there can be no assurances that the Company's investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure subscriber retention. For more information on risks facing the Company, see "Risk Factors" on page 14.

     Currently, sales to small businesses and individuals represents a majority of the Company's revenues. Small business and individual revenues are comprised primarily of recurring dial-up revenues. The Company's dial-up accounts are billed monthly pursuant to a pre-authorized credit card account or are prepaid annually. In addition, the Company also receives revenues from non-dial-up services, primarily related to business customers. These revenues include dedicated connections, virtual web server hosting and domain name services. Revenues from dedicated connections includes recurring revenue, usage charges, web site storage charges, and equipment sales. The Company charges set-up fees on certain of these services.

     The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company continues to expect that it will incur net losses for the foreseeable future. The Company has expanded its operations internationally to Canada and the United Kingdom. In addition, in September 1996, the Company announced plans to form a joint-venture in Brazil with Grupo Itamarati, a Brazilian conglomerate. The Company will continue it's expansion internationally which could require substantial expenditures. There can be no assurance that revenue or subscriber growth will continue or that the Company will be able to first achieve and then sustain profitability or positive cash flow.

Years Ended December 31, 1996 and 1995

     Revenues increased 130% to $120,540,000 from $52,422,000 in 1995. The increase in revenues was due to a significant increase in the number of dial-up subscribers, dedicated connections and web hosting accounts, which the Company attributes to the growth in the Internet market generally, the increase in the number of the Company's local access areas, the Company's release of enhancements to its software, and continued expansion of the Company's sales, distribution and promotional activities. Subscribers increased by 88% to approximately 580,000 accounts as of December 31,1996 from 308,000 accounts as of December 31, 1995. The Company's international subsidiaries accounted for $2,485,000 of total revenues and 31,000 accounts.

     The Company's cost of revenues increased 141% to $88,396,000 in 1996 from 36,641,000 in 1995, increasing to 73% from 70% of revenues, respectively. The increase in the cost of revenues (in absolute terms) during 1996 was primarily attributable to the Company's international expansion, sales tax charges, increased network, data communication and depreciation costs associated with the increased number of subscribers and network improvements and with expansion of the Company's operations and customer support staff. The amount relating to international operations in 1996 was $7,725,000. The increase as a percentage of revenues was primarily due to the Company's expansion internationally. The Company expects that the cost of revenues will continue to increase in absolute dollars as the Company plans to increase its worldwide subscriber base and expand its infrastructure, including increased depreciation expenses from capital expenditures associated with network enhancements and capacity demand. Although no assurances can be given, the Company expects gross margin to increase as it expects revenue per customer to increase with the change in the target customer.

     Total product development expenses increased 169% to $6,020,000 from $2,240,000 in 1995, increasing to 5% from 4% of revenues, respectively. Of the 1996 product development expenses, $54,000 related to international operations. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades its existing products. Accordingly, research and development expenses are expected to increase in absolute dollars.

     Sales and marketing expenses increased 173% to $51,237,000 from $18,771,000 in 1995, increasing to 43% from 36% of revenues, respectively. The increase in sales and marketing expenses was due primarily to increased costs associated with the Company's international subsidiaries' sales and marketing expenses and subscriber acquisition activity in the U.S. The total amount relating to international operations in 1996 was $9,579,000 which includes costs incurred domestically relating to international operations. In addition, growth of costs associated with subscriber acquisition, the addition of management personnel and marketing programs in the U.S. attributed to the increase. Sales and marketing expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenues. Certain of the Company's direct response advertising costs associated with subscriber acquisitions are capitalized in accordance with the AICPA's Statement of Position 93-7 and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $14,368,000 and $5,505,000 and amortized and wrote off approximately $12,225,000 and $2,755,000 for 1996 and 1995, respectively. In 1996, of the amounts capitalized and amortized, $1,839,000 and $818,000, respectively related to international operations.

     General and administrative expenses increased 114% to $23,610,000 in 1996 from $11,016,000 in 1995, as a percent of revenues, general and administrative expenses decreased to 20% from 21%, respectively. The dollar increase was primarily attributable to additional administrative personnel, bad debt expense, additional corporate facility expenses and international operations. International operations accounted for $2,507,000 of general and administrative expenses during 1996. General and administrative expenses are expected to continue to increase in absolute dollars and although no assurances can be given, the Company expects general and administrative expenses to decrease as a percentage of revenues as its revenue base increases without commensurate increases in general and administrative costs.

     Interest income and other increased to $5,681,000 in 1996 from $2,197,000 in 1995. This change is primarily the result of the investment of the proceeds from the Company's public offerings in December 1994, May 1995 and November 1995, primarily in commercial paper.

     The higher cost of revenues and operating expenditures incurred in fiscal 1996, as described above, resulted in a net loss of $44,265,000 as opposed to a net loss of $14,064,000 for 1995, notwithstanding the period to period revenue growth. This reflected the Company's strategy to invest in its international operations as well as in the growth of its subscriber base and local access numbers.

     The provision for income taxes for 1996 and 1995 consisted solely of foreign taxes and state minimum taxes as the Company had pre-tax losses in both years.

Years Ended December 31, 1995 and 1994

     Revenues increased 324% to $52,422,000 in 1995 from $12,359,000 in 1994.
The increase in revenues was due to a significant increase in subscribers, which the Company attributes to the growth in the Internet market generally, the increase in the number of the Company's local access numbers and the Company's July 1994 introduction of its NetCruiser software. Subscribers increased by 322% to approximately 308,000 accounts as of December 31, 1995 from approximately 73,000 accounts as of December 31, 1994. The continued expansion of the Company's sales force, promotional activities and operations department also contributed to the Company's increase in revenues.

     The Company's cost of revenues increased 446% to $36,641,000 in 1995 from $6,711,000 in 1994, increasing to 70% from 54% of revenues, respectively. The increase in the cost of revenues (in absolute terms and as a percentage of revenues) during 1995 was primarily attributable to increases in data communication costs associated with the increase in the number of subscribers, expansion of the Company's customer services and operations staff to support growth, and increased depreciation expense relating to capital expenditures for local access numbers expansion and network improvements.

     Total product development expenses increased 583% to $2,240,000 in 1995 from $328,000 in 1994, increasing to 4% from 3% of revenues, respectively. The Company capitalized development expenditures of approximately $240,000 in 1995 in connection with the development of the Macintosh Internet access software and capitalized development expenditures of approximately $232,000 in 1994 in connection with the initial development of NetCruiser. Amounts capitalized are amortized over the estimated useful life of approximately three years.

     Sales and marketing expenses increased 509% to $18,771,000 in 1995 from $3,080,000 in 1994, increasing to 36% from 25% of revenues, respectively. The increase in sales and marketing expenses was due primarily to increased costs associated with expansion of the Company's sales and marketing department, the addition of management personnel and marketing expenditures. Certain direct response advertising costs associated with subscriber acquisition are capitalized in accordance with the AICPA's Statement of Position 93-7 and amortized over a twelve-month period using the straight line method. The Company capitalized subscriber acquisition costs of approximately $5,505,000 and $924,000 and amortized approximately $2,755,000 and $223,000 for 1995 and 1994, respectively.

     General and administrative expenses increased 370% to $11,016,000 in 1995 from $2,345,000 in 1994, increasing to 21% from 19% of revenues, respectively. This increase was primarily attributable to hiring additional administrative and accounting personnel and incurring additional corporate facility costs. General and administrative expenses for fiscal 1995 also included settlement of litigation with a former officer and director of the Company aggregating $270,000.

     Interest income and other increased to $2,197,000 in 1995 from $5,000 in 1994. This change is primarily the result of the investment of the proceeds from the Company's public offerings in December 1994, May 1995 and November 1995, primarily in commercial paper.

     The higher cost of revenues and higher operating expenditures incurred in fiscal 1995, as described above, resulted in a net loss of $14,064,000, as opposed to a net loss of $100,000 for 1994, notwithstanding the period to period revenue growth. This reflected the Company's strategy to invest in the growth of its subscriber base and local access numbers.

     The provision for income taxes for 1995 and 1994 consisted solely of state minimum taxes since the Company had pretax losses in both years.

Liquidity and Capital Resources

     The Company has funded its operations to date through cash generated from the collection of revenues and private and public sales of equity securities. The Company's operating activities provided (used) cash of approximately ($21,651,000), ($461,000) and $4,922,000 for 1996, 1995 and 1994, respectively.
During 1996 cash used in operations was primarily due to the loss incurred during the year and increases in deferred subscriber costs and prepaid expenses as well as a decrease in accounts payable. These uses were partially offset by increases in depreciation, amortization and other non-cash losses and increases in other accrued expenses and payroll. In 1995, cash used in operations was primarily due to the loss incurred during the year in addition to increases in deferred subscriber costs offset by depreciation and amortization and other non-cash losses and increases in other accounts payable, accrued expenses and payroll.

     The Company's investing activities have consisted primarily of equipment purchases for network expansion and facilities, and amounted to $53,992,000, $44,742,000 and $11,375,000 for 1996, 1995 and 1994, respectively.

     The Company's financing activities provided $2,351,000, $170,294,000 and $27,315,000 for 1996, 1995 and 1994, respectively. For 1996 proceeds from financing activities resulted from issuance of common stock through exercises of stock options during the year. For 1995, financing activities consisted primarily of proceeds from the Company's public offerings in May 1995 and November 1995. Although the Company has no material capital commitments, a substantial portion of the proceeds of its public offerings have been used, and are expected to continue to be used, for additional equipment purchases, subscriber acquisition and international expansion.

     As of December 31, 1996, the Company had cash and cash equivalents of $73,408,000 and working capital of $53,646,000. Overall, the Company used cash of $73,292,000 in 1996. The Company chose not to renew its line of credit during 1996. However, in the future, the Company may choose to open new lines of available credit, at its discretion. In December, 1996, the Company entered into capital lease financing agreements which could cover a significant portion of its 1997 capital needs. The Company expects to use the lease financing for certain of its network enhancement programs. The Company believes that existing cash and cash equivalents, together with existing sources of liquidity and the lease financing obtained in late 1996, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements. However, the Company expects to continue to experience operating losses and to have negative cash flow from operations and to continue to incur capital expenditures for the foreseeable future. To the extent that these sources are insufficient to fund the Company's activities in the short or long term, the Company may need to raise additional funds through public or private financing. There can be no assurance that additional financing will be available or, if available, will be on terms acceptable to the Company.

ITEM 7.  FINANCIAL STATEMENTS

                REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS


The Board of Directors and Stockholders
NETCOM On-Line Communication Services, Inc.

     We have audited the accompanying consolidated balance sheets of NETCOM On-Line Communication Services, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NETCOM On-Line Communication Services, Inc. at December 31, 1996 and 1995 and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                            ERNST & YOUNG LLP


San Jose, California
February 5, 1997

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                           CONSOLIDATED BALANCE SHEETS
               (in thousands, except share and per share amounts)
                                                                          December 31,
                                                                     ----------------------
ASSETS                                                                  1996        1995
                                                                     ---------    ---------

Current Assets:
   Cash and cash equivalents                                         $  73,408    $ 146,001
   Short term investments                                                  849           --
   Accounts receivable, net of allowance for doubtful accounts
     of $896 and $225 in 1996 and 1995, respectively                     1,284        1,453
   Inventory                                                               464          206
   Prepaid expenses                                                      2,484        1,471
                                                                     ---------    ---------
      Total current assets                                              78,489      149,131
Property and equipment at cost, net                                     84,373       46,724
Deferred subscriber acquisition costs, net                               5,595        3,452
Deposits and other assets                                                1,177        3,373
                                                                     ---------    ---------
         Total assets                                                $ 169,634    $ 202,680
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Trade accounts payable                                            $   7,517    $  11,389
   Accrued payroll and related expenses                                  3,727        2,154
   Other accrued expenses and liabilities                               10,669        2,421
   Deferred revenue                                                      2,930        1,250
                                                                     ---------    ---------
      Total current liabilities                                         24,843       17,214
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $0.01 par value;  5,000,000 authorized and
      none issued                                                           --           --
   Common stock, $0.01 par value;  authorized shares - 40,000,000;
      11,630,900 and 11,096,100 shares issued and outstanding
      at December 31, 1996 and 1995, respectively                          116          111
   Additional paid-in capital                                          205,506      203,160
   Accumulated deficit                                                 (62,042)     (17,777)
   Cumulative translation adjustment and other                           1,211          (28)
                                                                     ---------    ---------
      Total stockholders' equity                                       144,791      185,466
                                                                     ---------    ---------
         Total liabilities and stockholders' equity                  $ 169,634    $ 202,680
                                                                     =========    =========

See accompanying notes.

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                     Year Ended December 31,
                                              -----------------------------------
                                                 1996         1995        1994
                                              ---------    ---------    ---------

Revenues                                      $ 120,540    $  52,422    $  12,359
Costs and expenses:
   Cost of revenues                              88,396       36,641        6,711
   Product development                            6,020        2,240          328
   Sales and marketing                           51,237       18,771        3,080
   General and administrative                    23,610       11,016        2,345
                                              ---------    ---------    ---------
Total costs and expenses                        169,263       68,668       12,464

Loss from operations                            (48,723)     (16,246)        (105)
Loss on investments                              (1,200)          --           --
Interest income and other                         5,681        2,197            5
                                              ---------    ---------    ---------
Loss before provision for income taxes          (44,242)     (14,049)        (100)
Provision for income taxes                          (23)         (15)          --
                                              ---------    ---------    ---------
Net loss                                      $ (44,265)   $ (14,064)   $    (100)
                                              =========    =========    =========
Net loss per share                            $   (3.85)   $   (1.68)   $   (0.02)
                                              =========    =========    =========

Shares used in computing net loss per share      11,498        8,350        5,927
                                              =========    =========    =========


See accompanying notes.

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      (in thousands, except share amounts)

                                                                                                 Retained   Cumulative
                                                              Common Stock        Additional     Earnings   Translation     Total
                                                         ---------------------     Paid-in    (Accumulated  Adjustment Stockholders'
                                                            Shares      Amount     Capital       Deficit)   and Other      Equity
                                                          ----------    ------    ----------    ---------   ----------    ----------
Balance at December 31, 1993                               3,571,400    $   36    $      462    $      47    $     --    $     545
    Repurchase of common stock for cash                   (1,026,800)      (10)         (192)      (3,447)         --       (3,649)
    Proceeds from issuance and conversion of preferred
       stock, net of issuance costs of $35,000 and
       accretion to redemption value of $500,000           2,200,200        22        10,214         (213)         --       10,023
    Proceeds from issuance of common stock, net of
       issuance costs                                      1,850,000        18        20,869           --          --       20,887
    Exercise of stock options                                129,700         1           257           --          --          258
    Net loss                                                      --        --            --         (100)         --         (100)
                                                          ----------    ------    ----------    ---------    --------    ---------
Balance at December 31, 1994                               6,724,500        67        31,610       (3,713)         --       27,964
    Proceeds from issuance of common stock, net of
       issuance costs                                      3,750,000        38       169,177           --          --      169,215
    Issuance of common stock for the acquisition of
       Professional Internet Consulting, Inc.                 32,200        --         1,000           --          --        1,000
    Issuance of common stock for investment in The
       McKinley Group, Inc.                                   12,600        --           300           --          --          300
    Exercise of stock options and purchase under
       employee stock purchase plan and other                576,800         6         1,073           --          --        1,079
    Cumulative translation adjustment                             --        --            --           --         (28)         (28)
    Net loss                                                      --        --            --      (14,064)         --      (14,064)
                                                          ----------    ------    ----------    ---------    --------    ---------
Balance at December 31, 1995                              11,096,100       111       203,160      (17,777)        (28)     185,466
    Exercise of stock options and purchase under
       employee stock purchase plan and other                534,800         5         2,346           --          --        2,351
    Unrealized gains on available for sale investments            --        --            --           --         540          540
    Cumulative translation adjustment                             --        --            --           --         699          699
    Net loss                                                      --        --            --      (44,265)         --      (44,265)
                                                          ----------    ------    ----------    ---------    --------    ---------
Balance at December 31, 1996                              11,630,900    $  116    $  205,506    $ (62,042)   $  1,211    $ 144,791
                                                          ==========    ======    ==========    =========    ========    =========

See accompanying notes.


                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                 (in thousands)


                                                                        Year Ended December 31,
                                                               ------------------------------------
                                                                   1996         1995        1994
                                                               ----------    ---------   ----------
OPERATING ACTIVITIES:
Net loss                                                       $  (44,265)   $ (14,064)  $     (100)
Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization                                   29,626        9,945        1,201
   Loss on disposal of assets                                         286        1,311           --
   Loss on investment                                               1,200           --           --
   Changes in assets and liabilities:
     Accounts receivable                                              169           (3)      (1,411)
     Inventory                                                       (258)        (115)          54
     Prepaid expenses                                              (1,013)        (670)        (781)
     Deposits and other assets                                       (657)        (477)        (203)
     Trade accounts payable                                        (3,872)       5,944        5,209
     Accrued payroll and related expenses                           1,573        1,480          424
     Other accrued expenses and liabilities                         8,248        1,898          250
     Deferred subscriber costs                                    (14,368)      (5,505)        (924)
     Deferred revenue                                               1,680         (205)       1,203
                                                               ----------    ---------   ----------
Total adjustments                                                  22,614       13,603        5,022
                                                               ----------    ---------   ----------
Net cash provided by (used for) operating activities              (21,651)        (461)       4,922

INVESTING ACTIVITIES:
Purchase of property and equipment                                (53,992)     (43,361)     (11,143)
Cash acquired from PICnet                                              --           59           --
Investment in affiliates                                               --       (1,200)          --
Product development costs                                              --         (240)        (232)
                                                               ----------    ---------   ----------
Net cash used in investing activities                             (53,992)     (44,742)     (11,375)

FINANCING ACTIVITIES:
Proceeds from sale of redeemable convertible
   perferred stock, net of issuance costs                              --           --       10,023
Proceeds from issuance of common stock, net of issuance costs       2,351      170,294       21,146
Repurchase of common stock                                             --           --       (3,650)
Retained earnings distribution to stockholders                         --           --         (179)
Proceeds received from term loan                                       --           --        4,000
Principal payments on term loan                                        --           --       (4,000)
Principal payments on notes payable                                    --           --          (25)
                                                               ----------    ---------   ----------
Net cash provided by financing activities                           2,351      170,294       27,315
                                                               ----------    ---------   ----------
Net increase in cash and cash equivalents                         (73,292)     125,091       20,862
Effect of exchange rates on cash                                      699          (28)          --
Cash and cash equivalents at beginning of period                  146,001       20,938           76
                                                               ----------    ---------   ----------
Cash and cash equivalents at end of period                     $   73,408    $ 146,001   $   20,938
                                                               ==========    =========   ==========

SCHEDULE OF NONCASH TRANSACTIONS:
Stock issued for investments in affiliates                     $       --    $   1,300   $       --

SUPPLEMENTAL DISCLOSURES OF
   CASH FLOW INFORMATION:
Interest paid                                                  $       --    $       7   $       38
Income taxes paid                                              $       23    $       8   $       46

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1    Organization

     NETCOM On-Line Communication Services, Inc. ("NETCOM" or the "Company") was incorporated in the state of California in August 1992. In October 1994, the Company reincorporated in the state of Delaware. The Company provides Internet solutions to subscribers in the United States, the United Kingdom and Canada.

Note 2    Summary of Significant Accounting Policies

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Investments in affiliated companies representing less than a 20% interest and for which there is no ability to exert significant influence, are carried at cost.

     Estimates and Assumptions

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue Recognition

     Monthly subscription service revenue is recognized over the period services are provided. Subscription service and equipment revenues, which require the use of Company-provided installation of equipment at a subscriber's location, are recognized when the service is commenced.

     Cash and Cash Equivalents

     The Company considers all highly liquid investments with an original maturity (at the date of purchase) of three months or less and insignificant interest rate risk to be the equivalent of cash for the purposes of the balance sheet presentation and statement of cash flows.

     Accounts Receivable and Deferred Revenue

     The Company generally bills for subscription service, including network and dial-up connection services and initial one-time setup fees, on the first day of each month for which service is provided. Deferred revenue consists primarily of prepaid monthly subscriptions and also, to a lesser extent, billings to customers for equipment shipped that has not been installed at customer locations.

     Inventory

     Inventory consists of purchased goods and is stated at the lower of cost or market on a first-in, first-out basis.

     Property and Equipment

     Property and equipment are carried at cost and depreciated or amortized using the straight-line method over the estimated useful life of the assets, which is generally three to five years. Leasehold improvements are amortized by the straight-line method over the shorter of their estimated useful lives or the term of the related lease, whichever is shorter.

     The Company adopted the Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of", effective beginning January 1, 1996. The impact of the adoption did not have a material impact on the Company's financial statements.

     Deferred Subscriber Acquisition Costs

     The Company expenses the costs of advertising as incurred, except direct response advertising, which consists of subscriber acquisition costs. Subscriber acquisition costs are deferred and amortized over a period determined by calculating the ratio of current revenues related to the direct response advertising versus the total expected revenues, or twelve months, whichever is shorter. These costs relate directly to subscriber solicitations and principally include the printing, production and shipping of starter packages and the costs of obtaining qualified prospects by various targeted direct marketing programs. No indirect costs are included in subscriber acquisition costs. To date, all subscriber acquisition costs have been incurred for the solicitation of specifically identified prospects. It is possible that these estimates of anticipated future gross revenues could be reduced in the future. The Company's management is constantly evaluating the estimates used. As a result, the amortization period of the subscriber acquisition costs related directly to subscriber solicitations could be reduced. Furthermore, the carrying amount of the deferred subscriber costs of $5,595,000 could be reduced in the future.

     Subscriber acquisition costs, which relate directly to potential subscribers, are recorded separately from ordinary operating costs. Deferred subscriber acquisition costs capitalized during fiscal years 1996 and 1995 were $14,368,000 and $5,505,000, respectively. Amortization and write-offs for fiscal years 1996, 1995 and 1994 were $12,225,000, $2,755,000 and $223,000, respectively.

     The amount charged to advertising expense was $7,526,000 in 1996, $4,534,000 in 1995 and $694,000 in 1994.

     Concentrations of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash investments and trade receivables. The Company's cash investment policies limit investments to short-term, low-risk instruments. Concentrations of credit risk with respect to trade receivables are limited due to the large number of customers comprising the Company's customer base.

     Translation Adjustments

     The functional currency for all foreign operations is the local currency. As such, all assets and liabilities denominated in foreign currencies are translated at the exchange rate on the balance sheet date. Revenues, costs, and expenses are translated at weighted average rates of exchange prevailing during the period. Translation adjustments are accumulated as a separate component of shareholders' equity. Gains and losses resulting from foreign currency transactions are included in income.

     Net Loss Per Share

     Except as noted below, net income per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from convertible preferred stock (using the if-converted method) and from stock options (using the treasury stock method). Pursuant to the Securities and Exchange Commission Staff Accounting Bulletins, common stock and common equivalent shares issued by the Company at prices below the public offering price during the twelve-month period prior to the Company's initial public offering have been included in the calculation as if they were outstanding for all periods prior to the offering presented regardless of whether they are dilutive (using the treasury stock method).

     Income Taxes

     Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

     Accounting for Stock Options

     In October 1995, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123, "Accounting for Stock-Based Compensation." The Company adopted SFAS No. 123 in 1996. As allowed by SFAS No. 123, the Company applies APB 25 for purposes of determining net income and adopts the pro forma disclosure requirements of SFAS No. 123.

     Reclassifications

     Certain prior period amounts have been reclassified to conform to the current period presentation.

Note 3    Investments

     The Company has classified all investments as available-for-sale. Available-for-sale securities are carried at fair market value based on quoted market prices with unrealized gains and losses, net of tax, reported in stockholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. Interest on securities classified as available-for-sale is included in investment income.

     The following is a summary of available-for-sale securities, at December
31, 1996 and December 31, 1995:

                                                                 December 31,
                                                    ------------------------------------
                                                         1996                 1995
                                                    ---------------      ---------------
                                                              (in thousands)
      Commercial paper                               $      61,149        $      27,977
      US government obligations                                  -              107,764
      Money market instruments                               7,265                5,447
      Equity securities                                        849                    -
                                                    ---------------      ---------------
                                                            69,263              141,188
      Included in cash and cash equivalents                 68,414              141,188
                                                    ---------------      ---------------
      Included in short term investments             $         849        $           -
                                                    ===============      ===============

     At December 31, 1996 and 1995, the estimated fair value of the commercial paper, US government obligations and money market instruments approximated cost, and the amount of gross unrealized gains and losses was not significant. The cost of equity securities was $309,000 and unrealized gains totaled $540,000. All commercial paper and money market instruments mature within one year.

Note 4    Property and Equipment

     Property and equipment consist of the following:

                                                       December 31,
                                                 ----------------------
                                                    1996         1995
                                                 ---------    ---------
                                                      (in thousands)
Equipment                                        $  87,771    $  47,217
Leasehold improvements                               7,893          868
Furniture, fixtures, and other                      10,286        2,357
Construction in process                              1,526        3,676
                                                 ---------    ---------
                                                   107,476       54,118
Less accumulated depreciation and amortization     (23,103)      (7,394)
                                                 ---------    ---------
Net property and equipment                       $  84,373    $  46,724
                                                 =========    =========

     Depreciation expense was $16,873,000, $6,563,000 and $157,000 for 1996,
1995 and 1994, respectively.

Note 5    Acquisitions

     In August 1995, the Company completed the acquisition of Professional Internet Consulting, Inc. ("PICnet") pursuant to an Agreement and Plan of Reorganization in a transaction accounted for using the purchase method of accounting. As consideration for all of the outstanding shares of PICnet, the Company issued 32,207 shares of its common stock at an approximate fair market value of $31.05 per share with a total value of approximately $1,000,000. Additionally, the Company acquired net liabilities with a fair value of approximately $373,000. The resulting consideration in excess of assets acquired totaling $1,373,000 represents the goodwill acquired. The goodwill is being amortized over a period of up to eighteen months. The results of PICnet have been included in the consolidated financial statements beginning in August 1995.

     In June 1995, the Company acquired Series A Common Stock in the McKinley Group, Inc. ("McKinley") in exchange for $1,200,000 cash and $300,000 of common stock. In 1996 Excite, Inc.("Excite") acquired all of the outstanding shares of McKinley and the Company received shares in Excite in exchange for its investment in McKinley. The Company recorded a loss of $1,200,000 in 1996 to reflect the estimated value of the shares received.


Note 6   Industry Segment Reporting

     The Company operates in one principal industry segment, as a provider of Internet solutions, and markets its services internationally through foreign subsidiaries. The Company's services are provided primarily to the individual and small business markets.


     Geographic financial information is as follows:

                                             Year ended December 31,
                                     1996             1995              1994
                                -------------     -------------    ----------
                                                  (in thousands)

Net revenues:
     United States              $   118,055       $    52,422      $    12,359
     International                    2,485                -                -
                                -------------     -------------    ----------
       Consolidated             $   120,540       $    52,422      $    12,359
                                =============     =============    ===========

Loss from operations:
     United States              $  (34,697)       $  (15,263)      $     (105)
     International                 (14,026)             (983)               -
                                -------------     -------------    ----------
       Consolidated             $  (48,723)       $  (16,246)      $     (105)
                                =============     =============    ===========

Identifiable assets:
     United States              $   153,564       $   199,208      $    35,649
     International                   16,070             3,472               -
                                -------------     -------------    ----------
       Consolidated             $   169,634       $   202,680      $    35,649
                                =============     =============    ===========


     Intersegment sales and transfers are not material. Net revenues is based on the location of the entity providing service. Loss from operations represents total net revenues less costs and expenses, and does not include other income or income taxes. Identifiable assets of geographic areas are those assets used in the Company's operations in each area. In September 1996, the Company signed a joint-venture agreement with a Brazilian conglomerate. No significant operating costs were incurred during 1996 relating to the joint-venture.


Note 7    Commitments and Contingencies

     Legal Proceedings

     The Company is subject to legal proceedings and claims which have arisen in the ordinary course of its business and have not been finally adjudicated. In the opinion of management, settlement of these actions when ultimately concluded will not have a material adverse effect on trends in results of operations or the financial condition of the Company. This conclusion is based upon current facts and circumstances, however, and it is possible that a change in the facts and circumstances relating to such legal proceedings and claims could result in a development that would have a material adverse effect on the results of operations or financial condition of the Company.

     The Company has operating leases for all of its premises. The Company's rental expenses under operating leases in the years ended December 31, 1996, 1995 and 1994 totaled approximately $5,152,000, $1,603,000 and $348,000, respectively. Future minimum lease payments for all leases are as follows:


           Fiscal year                                (in thousands)

           1997                                               $6,072
           1998                                                6,091
           1999                                                5,330
           2000                                                2,108
           2001                                                1,436
           Thereafter                                          1,051
                                                             -------
           Total minimum lease payments                      $22,088
                                                             =======

     Telecommunications Lines

     The Company has guaranteed monthly usage levels with its primary communications vendor. The yearly commitment in each of the years 1997, 1998, 1999 and 2000 is $7,200,000. In 2001, the commitment is $4,800,000. These amounts are exclusive of usage discounts.


Note 8    Employee Benefit Plans

     The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related Interpretations in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under SFAS No. 123, "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

     1993 Stock Option Plan

     In 1993, the Company approved and adopted its 1993 Stock Option Plan (the "Plan"). The Plan is administered by the Stock Option Committee of the Board of Directors. The Plan provides for the granting of options to purchase common stock to eligible employees, directors and consultants of the Company. A total of 3,153,571 shares of common stock may be issued pursuant to options granted under the Plan. The options generally vest over three-to-five-year periods and are exercisable for up to ten years following the date of grant. The following table summarizes stock option activity:

                                                         Options Outstanding
                                                    ----------------------------
                                                                       Weighted-
                                                      Number            Average
                                                        of             Exercise
                                                      Shares             Price
                                                    ----------          -------
           Balance at December 31, 1993                284,200          $  0.56
               Granted                                 627,500          $  6.86
               Exercised                              (129,700)         $  2.01
               Forfeited                               (83,800)         $  1.54
                                                    ----------
           Balance at December 31, 1994                698,200          $  5.83
               Granted                               1,265,600          $ 30.33
               Exercised                              (258,500)         $  2.57
               Forfeited                               (19,900)         $ 19.94
                                                    ----------
           Balance at December 31, 1995              1,685,400          $ 24.56
               Granted                                 848,700          $ 25.95
               Exercised                              (193,400)         $  6.08
               Forfeited                              (449,700)         $ 28.70
                                                    ----------
           Balance at December 31, 1996              1,891,000          $ 26.09
                                                    ==========

     At December 31, 1996 and December 31, 1995, approximately 588,200 and 335,600 options, respectively, were exercisable under the Plan.

     In addition, in January 1994, the Company granted options, under individual stock option agreements, to purchase 562,500 and 62,500 shares of common stock (of which 40,200 shares expired upon the director's resignation in October 1994) at an exercise price per share of $0.80 to the Company's former Chairman of the Board and Chief Technical Officer and a former director of the Company, respectively. These options, which were granted outside the Plan, vested in full upon the Company's December 1994 public offering. During 1995, 291,400 of the options were exercised outside the Plan. The remaining 293,400 options were exercised during 1996.

     The following table summarizes information about the Company's stock options outstanding at December 31, 1996:

                                      Options Outstanding                                 Options Exercisable
                     --------------------------------------------------------        ------------------------------
                                       Weighted-Average
     Range of           Number             Remaining         Weighted-Average          Number      Weighted-Average
  Exercise Prices    Outstanding       Contractual Life       Exercise Price         Exercisable     Exercise Price
  ---------------    -----------       ----------------       --------------         -----------     --------------
         $ 0.56            6,600             6.78                  $ 0.56                6,600            $ 0.56
         $ 2.24           12,540             7.25                  $ 2.24                9,550            $ 2.24
         $ 4.48           14,200             7.43                  $ 4.48                9,300            $ 4.48
$ 7.84 - $11.20           67,280             7.74                  $ 8.15               47,300            $ 8.20
$13.00 - $19.50          318,460             8.71                  $16.21              120,410            $14.59
$22.25 - $32.75        1,126,800             8.79                  $26.43              332,240            $25.76
$34.25 - $51.00          287,420             9.16                  $37.30               48,380            $38.21
         $52.50           57,500             8.95                  $52.50               14,370            $52.50
         $63.50              200             8.84                  $63.50                   50            $63.50
                       ---------                                                     ---------
$ 0.56 - $63.50        1,891,000             8.77                  $26.09              588,200            $22.74
                       =========                                                     =========

     During 1996 and early in 1997, certain outstanding options were exchanged at the election of the option holder. In September 1996, 67,408 shares were exchanged and repriced for 39,995 shares and in January 1997, 457,846 shares were exchanged and repriced for 272,084 shares. On the effective date of the trade in, eligible options were issued at a price lower than the traded in option and at a price higher than the market value. The trade in ratio was set such that the number of old options times their option price approximates the new number of options times their exercise price. This program was offered to all employees excluding members of the Board of Directors and Officers of the Company. However, option holders participating in the first exchange were not eligible for the second program.

     Employee Stock Purchase Plan

     In 1994, the Board of Directors of the Company approved and adopted an Employee Stock Purchase Plan (the "ESPP") to provide employees of the Company with an opportunity to purchase common stock through payroll deductions. Under the ESPP, 200,000 shares of common stock have been reserved for issuance, subject to anti-dilution adjustments. The ESPP became effective upon the effectiveness of the Company's initial public offering in December 1994. Each offering period under the ESPP is six months long, although the Board of Directors has the authority to determine the duration of offering periods, up to a maximum of 27 months. Eligible employees may participate in the ESPP by authorizing payroll deductions of an amount determined by the Board of Directors. The amount of authorized payroll deductions may not be less than 1% nor more than 10% of an employee's initial cash compensation, not to exceed $25,000 per year. Amounts withheld are applied at the end of every six-month accumulation period to purchase shares of common stock, but not more than 2,500 shares, or such other number of shares as the Board of Directors shall determine.

     Participants may withdraw their contributions at any time before stock is purchased, and such contributions will be returned to the participants without interest. The purchase price is equal to 85% of the lower of (i) the market price of common stock immediately before the beginning of the applicable period or (ii) the market price of common stock at the time of the purchase. As of December 31, 1996, 75,390 shares of common stock have been purchased under the ESPP.

     Pro Forma Information

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123, which also requires that the information be determined as if the Company has accounted for its employee stock options (including shares issued under the stock purchase plan) granted subsequent to December 31, 1994 under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1995 and 1996: risk-free interest rate of 6%, a zero percent dividend yield, volatility factor of the expected market price of the Company's common stock of 80% for both years; and a weighted-average expected life of the option of 1.6 years from vest date.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

     The weighted average estimated fair value of stock options granted during 1996 and 1995 was $16.73 and $18.44 per share, respectively. The weighted average estimated fair value of shares granted under the Employee Stock Purchase Plan during 1996 and 1995 was $5.75 and $7.18 respectively.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                            For the year ended December 31,
                                        -------------------------------------
                                            1996                       1995
                                        -----------               -----------
                                        (in thousands, except per share amounts)

Net loss - as reported                  $  (44,265)               $  (14,064)
                                        ===========               ===========

Net loss - pro forma                    $  (56,143)               $  (18,879)
                                        ===========               ===========

Net loss per share - as reported        $    (3.85)               $    (1.68)
                                        ===========               ===========

Net loss per share - pro forma          $    (4.88)               $    (2.26)
                                        ===========               ===========

     The effect on pro forma disclosures of applying SFAS No. 123 are not likely to be representative of the effects on pro forma disclosures in future years. Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

     Employee Savings Plan

     The Company has a savings plan (the "Savings Plan") that qualifies as a deferred salary arrangement under Section 401(k) of the Internal Revenue Code. Under the Savings Plan, participating employees may defer a portion of their pretax earnings, up to the Internal Revenue Service annual contribution limit. The Company matches 50% of each employee's contributions up to a maximum of 6% of the employee's eligible earnings. Company matches vest over four years.

Note 5   Income Taxes

     The provision for income taxes for 1996, 1995 and 1994 in the amount of $23,000, $15,000 and zero consists entirely of international and state minimum taxes since the Company incurred pre-tax losses in each year.

     Significant components of the Company's deferred tax assets and liabilities for federal and state income taxes are as follows:

                                                                  December 31,
                                                       --------------------------------
                                                            1996                1995
                                                       -------------        -----------
                                                                 (in thousands)
Deferred tax assets
     Net operating loss carryforwards                  $      27,829        $     6,752
     Deferred revenue                                          1,087                502
     Other, net                                                3,503              1,310
                                                       -------------        -----------
     Total deferred tax assets                                32,419              8,564
     Valuation allowance                                     (31,104)            (6,658)
                                                       -------------        -----------
                                                       $       1,315        $     1,906
                                                       =============        ===========

Deferred tax liabilities
     Deferred subscriber acquisition costs             $      (1,153)       $    (1,297)
     Accelerated depreciation and amortization                  (162)              (609)
                                                       -------------        -----------
                                                       $      (1,315)            (1,906)
                                                       =============        ===========

     Realization of deferred tax assets is dependent on future earnings, the timing and amount of which are uncertain. Accordingly, a valuation allowance, in an amount equal to the net deferred tax assets as of December 31, 1996 and 1995 has been established to reflect these uncertainties. The change in the valuation allowance was a net increase of $24,446,000 and $6,568,000 in 1996 and 1995, respectively. Approximately $10,000,000 of the valuation allowance at December 31, 1996 is attributable to the tax benefits of disqualifying dispositions of stock received through incentive stock options and the Company's employee stock purchase plan, the benefit of which will be credited to additional paid-in capital when realized.

     At December 31, 1996, the Company had federal, state and foreign net operating loss carryforwards of approximately $63,000,000, $27,000,000 and $14,000,000, respectively, which will expire in the years 1999 through 2011. Utilization of net operating loss carryforwards may be subject to limitations if it should be determined that there has been a change in ownership of more than 50% of the value of the Company's stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

     A.   Directors and Executive Officers.

     See Part I, "Executive Officers of the Registrant." As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this item with respect to Directors is incorporated by reference from the section of the Company's 1996 definitive proxy statement entitled "Election of Directors," which proxy statement will be filed no later than April 30, 1997.

     B.   Compliance with Section 16(a) of the Exchange Act.

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this item is incorporated by reference from the section of the Company's 1997 definitive proxy statement entitled "Compliance with Section 16(a) of the Exchange Act," which proxy statement will be filed no later than April 30, 1997.


ITEM 10.  EXECUTIVE COMPENSATION

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this item is incorporated by reference from the section of the Company's 1997 definitive proxy statement entitled "Executive Compensation," which proxy statement will be filed no later than April 30, 1997.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     As permitted by General Instruction E(3) to Form 10-KSB, the information called for by this item is incorporated by reference from the section of the Company's 1997 definitive proxy statement entitled "Security Ownership of Certain Beneficial Owners and Management," which proxy statement will be filed no later than April 30, 1997.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     As permitted by General Instruction G(3) to Form 10-KSB, the information called for by this item is incorporated by reference from the section of the Company's 1997 definitive proxy statement entitled "Certain Relationships and Related Transactions," which proxy statement will be filed no later than April 30, 1997.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     A.   Exhibits

Exhibit No.   Description

 3.1(2)       Amended and Restated Certificate of Incorporation.
 3.1a(5)      Certificate of Designation, Preferences and Rights of the Series C
              Participating Preferred Stock of the Registrant.
 3.2(5)       Amended and Restated Bylaws.
 4.1(1)       Specimen Common Stock Certificate.
10.1(1)       Office Building Lease by and between Pacific Gateway Properties,
              Inc. and the Registrant dated February 1, 1994.
10.2(1)       Office Building Lease between Pacific Gateway Properties, Inc. and the Registrant dated May 11, 1994.
10.3(1)       Office Building Lease between Pacific Gateway Properties, Inc. and the Registrant dated August 26, 1994.
10.4(1)       Amended and Restated Registration Rights Agreement among the
              Registrant and certain stockholders of the Registrant dated
              September 9, 1994.
10.5(1)       Amended and Restated Stockholders Agreement among the Registrant and certain stockholders of the Registrant dated September 9,
              1994.
10.6(5)       1993 Stock Option Plan, as amended.
10.7(1)       1994 Employee Stock Purchase Plan.
10.8(1)       Form of Incentive Stock Option Agreement used in connection with
              1993 Stock Option Plan.
10.9(1)       Form of Nonstatutory Stock Option Agreement used in connection with 1993 Stock Option Plan.
10.10(1)      Form of Indemnity Agreement.
10.11(1)      Agreement between the Registrant and Dwight Ryan dated October 1,
              1993.
10.12(1)      Loan and Security Agreement between the Registrant and Silicon
              Valley Bank dated May 1994.
10.13(1)      Collateral Assignment, Patent Mortgage and Security Agreement
              between the Registrant and Silicon Valley Bank dated May 26, 1994.
10.14(1)      Loan Modification Agreement between the Registrant and Silicon
              Valley Bank dated September 13, 1994.
10.15(1)      Stock Purchase Agreement entered into September 9, 1994 among the
              Registrant, Robert J. Rieger and the purchasers of the Registrant's Series B Preferred Stock.
10.16(1)      Stock Purchase Agreement entered into September 9, 1994 among the
              Registrant, Robert A. Rositano, Sr. and the purchasers of the Registrant's Series B Preferred Stock.
10.17(1)      Form of Stock Repurchase Agreement entered into September 9, 1994 between the Registrant and certain stockholders of the Registrant.
10.18(1)      Shareholders Agreement among Robert J. Rieger, Ruthann Plucknett,
              Robert A. Rositano, Sr., Janice Rositano and the Registrant dated
              October 20, 1994.
10.19(1)      Independent Contractor Agreement between Stephen Getsy and the
              Registrant dated December 8, 1994.
10.20(1)      Brochure Bundling Agreement between the Registrant and Hayes
              Microcomputer Products, Inc. dated April 28, 1994.
10.21(1)      Joint Marketing and Distribution  Agreement between the Registrant and Tandem Computers Incorporated dated October 18, 1994.
10.22(1)      Agreement between the Registrant and Auto-Graphics dated July 17,
              1994.
10.23(1)      Terms and Conditions agreed upon by the Registrant and ClariNet
              Communications Corp. dated September 30, 1994.
10.24(1)      Revenue Plan Application for service between the Registrant and
              WilTel, Inc. dated October 1, 1994, as amended effective November
              1, 1994.
10.25(1)      Distribution Agreement between the Registrant and Ingram Micro
              Inc. dated September 15, 1994.
10.26(1)      Letter Agreement between the Registrant and Silicon Valley Bank dated November 9, 1994.
10.27(2)      Employee letter agreement between the Registrant and David W.
              Garrison, dated February 1, 1995.
10.28(2)      Distribution Agreement dated January 18, 1995 between the
              Registrant and Merisel Americas, Inc.
10.29(3)      Employee letter agreement between the Registrant and Rick C.
              Francis dated April 24, 1995.

Exhibit No.   Description

10.30(3)      Employee letter agreement between the Registrant and Donald P.
              Hutchison dated April 25, 1995.
10.31(3)      Employee letter agreement between the Registrant and Robert E.
              Tomasi dated April 25, 1995.
10.32(3)      Amendment to David W. Garrison employee letter agreement, dated as of April 20, 1995.
10.33(4)      Loan and Security Agreement between the Registrant, Silicon Valley
              Bank and Imperial Bank dated May 31, 1995.
10.34(3)      Settlement Agreement and Mutual Release, among the Registrant,
              John A. Whalen, Jr. and other parties.
10.35(3)      Employee Letter Agreement between the Registrant and Donald P.
              Hutchison, dated May 9, 1995.
10.36(4)      Employee Letter Agreement between the Registrant and John Zeisler, dated as of July 17, 1995.
10.37(4)      Employee Letter Agreement between the Registrant and Eric V.
              Goffney, dated as of August 22, 1995.
10.38(5)      Horizon Center Office Lease Agreement between the Registrant and
              Horizon Center LLC, dated as of December 11, 1995.
10.39(5)      Rights Agreement between the Registrant and Chemical Mellon
              Shareholder Services, LLC, as Rights Agent, dated as of March 7,
              1996.
10.40(5)      Employee Letter Agreement between the Registrant and Clifton
              Thomas Weatherford, dated as of December 19, 1995.
10.41(5)      Employee Letter Agreement between the Registrant and Eric W.
              Spivey, dated as of December 19, 1995.
10.42(5)      Lease Agreement between Park West E-3 Associates and the
              Registrant, dated as of February 23, 1996.
10.43(6)      Stockholder Rights Agreement dated as of March 7, 1996.
10.44(7)      Amended and Restated 1993 Stock Option Plan.
10.45         First Amendment to Employee Letter Agreement between the
              Registrant and Eric V. Goffney, dated as of November 1, 1996.
10.46         Transition Agreement and Release between the Registrant and Donald
              Hutchison, dated November 1, 1996.
10.47         1993 Stock Option Plan, as amended.
11.1          Statement of computation of earnings per share.
21.1          Subsidiaries.
23.1          Consent of Ernst & Young LLP.
24.1          Power of Attorney (see page 41).

-----

(1) Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form SB-2, No.
      33-86012-LA, as amended.

(2) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1994.

(3) Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form SB-2, No.
       33-91634-LA, as amended.

(4) Incorporated by reference to the exhibit of the same number from the Company's Registration Statement on Form SB-2, No. 33-98910, as amended.

(5) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1995.

(6) Filed with the Commission on March 18, 1996 and is incorporated by reference.

(7) Filed with the Commission on May 14, 1996 and is incorporated by reference.


     B. Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
DATE: March 27, 1997
                                   By    /s/ DAVID W. GARRISON
                                      -----------------------------------
                                             David W. Garrison
                                         Chairman of the Board and
                                           Chief Executive Officer
DATE: March 27, 1997
                                   By  /s/ CLIFTON T. WEATHERFORD
                                      -----------------------------------
                                           Clifton T. Weatherford
                                           Senior Vice President,
                                   Chief Financial Officer and Secretary

     KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David W. Garrison and Clifton T. Weatherford and both of them, as his attorney-in-fact, with full power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-KSB and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          Signature                             Title                                          Date
          ---------                             -----                                          ----

    /s/ DAVID W. GARRISON        Chairman of the Board, President and                     March 27, 1997
-----------------------------    Chief Executive Officer
      David W. Garrison          (Principal Executive Officer)


 /s/ CLIFTON T. WEATHERFORD      Senior Vice President, Chief Financial Officer and       March 27, 1997
-----------------------------    Secretary
   Clifton T. Weatherford        (Principal Financial and Accounting Officer)


    /s/ STEPHEN J. GETSY         Director                                                 March 27, 1997
-----------------------------
      Stephen J. Getsy


   /s/ LEO J. HINDERY, JR.       Director                                                 March 27, 1997
-----------------------------
     Leo J. Hindery, Jr.


     /s/ GARY P. MADDEN          Director                                                 March 27, 1997
-----------------------------
       Gary P. Madden


 /s/ CHARLES C. TOWNSEND III     Director                                                 March 27, 1997
-----------------------------
   Charles C. Townsend III
