Form 10KSB/A
period 1996-12-31
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1997-05-07
CIK 909624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    ---------
                                  FORM 10-KSB/A
                                Amendment No. 1

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

     Transitional Small Business Disclosure Format:  Yes     No  X  .
                                                         ---    ---

     The Registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-KSB for fiscal year ended December 31, 1996, as set forth herein:

                                     PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          ----------------------------------------------------------------
          Exhibits.
          --------

     The exhibits listed under Item 13(a) are filed or incorporated by reference herein.

     (a)  Exhibits
          --------

     The Exhibits listed below are filed or incorporated by reference herein.


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

Exhibit No.   Description

10.30(3)      Employee letter agreement between the Registrant and Donald P.
              Hutchison dated April 25, 1995.
10.31(3)      Employee letter agreement between the Registrant and Robert E.
              Tomasi dated April 25, 1995.
10.32(3)      Amendment to David W. Garrison employee letter agreement, dated as of April 20, 1995.
10.33(4)      Loan and Security Agreement between the Registrant, Silicon Valley
              Bank and Imperial Bank dated May 31, 1995.
10.34(3)      Settlement Agreement and Mutual Release, among the Registrant,
              John A. Whalen, Jr. and other parties.
10.35(3)      Employee Letter Agreement between the Registrant and Donald P.
              Hutchison, dated May 9, 1995.
10.36(4)      Employee Letter Agreement between the Registrant and John Zeisler, dated as of July 17, 1995.
10.37(4)      Employee Letter Agreement between the Registrant and Eric V.
              Goffney, dated as of August 22, 1995.
10.38(5)      Horizon Center Office Lease Agreement between the Registrant and
              Horizon Center LLC, dated as of December 11, 1995.
10.39(5)      Rights Agreement between the Registrant and Chemical Mellon
              Shareholder Services, LLC, as Rights Agent, dated as of March 7,
              1996.
10.40(5)      Employee Letter Agreement between the Registrant and Clifton
              Thomas Weatherford, dated as of December 19, 1995.
10.41(5)      Employee Letter Agreement between the Registrant and Eric W.
              Spivey, dated as of December 19, 1995.
10.42(5)      Lease Agreement between Park West E-3 Associates and the
              Registrant, dated as of February 23, 1996.
10.43(6)      Stockholder Rights Agreement dated as of March 7, 1996.
10.44(7)      Amended and Restated 1993 Stock Option Plan.
10.45(8)      First Amendment to Employee Letter Agreement between the
              Registrant and Eric V. Goffney, dated as of November 1, 1996.
10.46(8)      Transition Agreement and Release between the Registrant and Donald
              Hutchison, dated November 1, 1996.
10.47(8)      1993 Stock Option Plan, as amended.
11.1(8)       Statement of computation of earnings per share.
21.1(8)       Subsidiaries.
23.1(8)       Consent of Ernst & Young LLP.
24.1(8)       Power of Attorney.
27.1          Financial Data Schedule.

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

(8) Incorporated by reference to the Company's Form 10-KSB for the fiscal year ended December 31, 1996.

     B. Reports on Form 8-K.

     None.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
DATE: May 27, 1997
                                   By    /s/ DAVID W. GARRISON
                                      -----------------------------------
                                             David W. Garrison
                                         Chairman of the Board and
                                           Chief Executive Officer