Form 10-Q
period 1997-03-31
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1997-05-15
CIK 909624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1997
                                       OR

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to __________

Commission File Number  0-25216
                        -------

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      77-0317705
-------------------------------              ----------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

             2 N. Second Street, Plaza A, San Jose, California 95113
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (408) 881-3516
               ---------------------------------------------------
              (Registraint's telephone number, including area code)


              -----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes  /X/    No  / /

        The number of shares outstanding of the Registrant's Common Stock, par value $.01 per share, as of May 8, 1997 was 11,684,681.

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                                      Index

                                                                                    Page
                                                                                    ----

PART I.        FINANCIAL INFORMATION

Item 1.        Condensed Consolidated Financial Statements...........................  3

        Condensed Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996.................................................  3

        Condensed Consolidated Statements of Operations and Other Operating Data
               for the Three Months Ended March 31, 1997 and March 31, 1996..........  4

        Condensed Consolidated Statements of Cash Flows for the Three Months Ended
               March 31, 1997 and March 31, 1996.....................................  5

        Notes to Condensed Consolidated Financial Statements.........................  6

Item 2.        Management's Discussion and Analysis of Financial Condition and
               Results of Operations.................................................  8

PART II.       OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...................................... 14

SIGNATURES........................................................................... 15


When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of customer acquisition and retention. For a discussion of such risks, see "Risk Factors" on page 12. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

PART I.     FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements


                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                      Condensed Consolidated Balance Sheets
                                 (in Thousands)

                                                                   March 31,        December 31,
                                                                     1997              1996
                                                                   ---------         ---------
                                                                  (Unaudited)
ASSETS
     Cash and cash equivalents................................       $ 71,544        $  73,408
     Short term investments...................................            501              849
     Accounts receivable, net.................................          1,918            1,284
     Prepaid expenses and other current assets................          2,668            2,948
                                                                      -------          -------
          Total current assets................................         76,631           78,489
     Property and equipment at cost, net......................         83,119           84,373
     Deferred subscriber acquisition costs, net...............          3,781            5,595
     Deposits and other assets................................          1,085            1,177
                                                                      -------          -------
          Total assets........................................       $164,616         $169,634
                                                                      =======          =======

LIABILITIES AND STOCKHOLDERS' EQUITY

     Trade accounts payable...................................       $  8,615         $  7,517
     Accrued payroll and related expenses.....................          2,359            3,727
     Other accrued expenses and liabilities...................         10,003           10,669
     Deferred revenue.........................................          3,605            2,930
     Short term capital lease obligations.....................          1,501               --
                                                                      -------           ------
          Total current liabilities...........................         26,083           24,843
                                                                      -------          -------
     Long term capital lease obligations......................          3,075               --
                                                                      -------           ------
Commitments and contingencies
Stockholders' equity:
     Common stock.............................................            117              116
     Additional paid-in capital...............................        205,982          205,506
     Accumulated deficit......................................       (71,253)         (62,042)
     Cumulative translation adjustment and other..............            612            1,211
                                                                      -------          -------
          Total stockholders' equity..........................        135,458          144,791
                                                                      -------          -------
               Total liabilities and stockholders' equity.....       $164,616         $169,634
                                                                      =======          =======

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    Condensed Consolidated Statements of Operations and Other Operating Data
    (In Thousands Except Per Share Amounts and Other Operating Data Amounts)

                                                                      Three Months Ended
                                                                   March 31,         March 31,
                                                                     1997              1996
                                                                    ------            -----
                                                                           (unaudited)

Revenues..................................................       $     39,005       $    24,102
Cash and expenses:
     Cost of revenues.....................................             28,399            16,630
     Product development..................................              1,604             1,253
     Sales and marketing..................................             13,885             9,734
     General and administrative...........................              5,628             4,788
                                                                  -----------           -------
          Total costs and expenses........................             49,516            32,405
                                                                  -----------           -------
Loss from operations......................................            (10,511)           (8,303)
Gain on sale of investments...............................                377                --
Interest income and other.................................                930             1,733
                                                                  -----------           -------
Loss before provision for income taxes....................             (9,204)           (6,570)
Provision for income tax..................................                  7                 4
                                                                  -----------           -------
Net loss..................................................       $     (9,211)      $    (6,574)
                                                                  ===========           =======

Net loss per share........................................       $      (0.79)      $     (0.59)
                                                                  ===========           =======

Shares used in computing net loss per share...............             11,665            11,224
                                                                  ===========           =======

Other operating data:
     EBITDA (See Note 7)..................................       $ (1,250,000)      $(3,050,000)
     Approximate number of customers at end of period.....            580,000           391,000

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                                                                  Three Months Ended
                                                                              March 31,          March 31,
                                                                                1997               1996
                                                                               ------             ------
                                                                                       (unaudited)
Operating activities
     Net loss..........................................................        $  (9,211)         $ (6,574)
     Adjustments to reconcile net loss to net cash
       used in operating activities:
          Depreciation and amortization................................            8,884             5,253
          Loss on disposal of assets...................................               55                --
          Gain on sale of short term investments.......................             (377)               --
          Changes in assets and liabilities:
               Accounts receivable, net................................             (634)             (709)
               Prepaid expenses and other current assets...............              280            (1,525)
               Deferred subscriber acquisition costs, net..............           (1,263)           (3,019)
               Deposits and other assets...............................               12              (305)
               Trade accounts payable..................................            1,098              (249)
               Accrued payroll and related expenses....................           (1,368)              368
               Other accrued expenses and liabilities..................             (666)              829
               Deferred revenue........................................              675               908
                                                                                --------          --------
          Total adjustments............................................            6,696             1,551
                                                                                --------          --------
Net cash used in operating activities..................................           (2,515)           (5,023)
Investing activities
     Purchase of property and equipment................................           (2,056)          (10,730)
     Proceeds from property and equipment insurance settlement.........              253                --
     Proceeds from sale of short term investments......................              503                --
                                                                                --------          --------
Net cash used in investing activities..................................           (1,300)          (10,730)
                                                                                --------          --------
Financing activities
     Proceeds from issuance of debt....................................            1,578                --
     Repayment of debt.................................................             (105)               --
     Proceeds from exercise of stock options and purchases under
       employee stock purchase plan....................................              477               890
                                                                                --------          --------
Net cash provided by financing activities..............................            1,950               890
                                                                                --------          --------
Net decrease in cash and cash equivalents..............................           (1,865)          (14,863)
Effects of exchange rates on cash......................................                1                 4
Cash and cash equivalents at beginning of period.......................           73,408           146,001
                                                                                --------          --------
Cash and cash equivalents at end of period.............................        $  71,544         $ 131,142
                                                                                ========          ========

Supplemental disclosures of cash flow information
Interest paid..........................................................        $      42         $      --
                                                                                ========          ========
Income taxes paid......................................................        $       7         $       4
                                                                                ========          ========

Supplemental information on noncash investing and financing
activities:
Purchases of equipment under capital lease obligations.................         $  3,225         $      --
                                                                                 =======          ========

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
              Notes to Condensed Consolidated Financial Statements

1.     Interim Periods

       The unaudited interim information has been prepared on the same basis as the annual consolidated financial statements and, in the opinion of the Company's management, reflects normal recurring adjustments necessary for a fair presentation of the information for the periods presented. Operating results for any quarter are not necessarily indicative of results for any future periods. The following information should be read in conjunction with the financial statements and the notes contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

2.     Deferred Subscriber Acquisition Costs, net

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

       The Company capitalized subscriber acquisition costs of approximately $1,226,000 and $3,020,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. Amortization of deferred subscriber acquisition costs for the three months ended March 31, 1997 and March 31, 1996 was $3,040,000 and $1,970,000, respectively.

3.     Property and Equipment at cost, net

       Property and equipment consist of the following (in thousands):

                                                           March 31,       December 31,
                                                              1997             1996
                                                          -----------      ------------
                                                          (unaudited)

Property and equipment at cost..........................   $ 112,754         $ 107,476
Less: accumulated depreciation and amortization.........     (29,635)          (23,103)
                                                            --------          --------
Property and equipment at cost, net.....................   $  83,119         $  84,373
                                                            ========          ========


4.     Net Loss Per Share

       Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, ("SFAS 128") "Earnings per Share," which the Company is required to adopt on December 31, 1997. SFAS 128 requires changes to the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share, exclude the dilutive effect of stock options. The impact of SFAS 128 on the calculation of historically reported primary or fully diluted earnings per share for the period subsequent to the Company's initial public offering is not expected to be material, as the Company has recorded losses and has therefore excluded the impact of stock options, as these would have been anti-dilutive.


5.     Stockholders' Equity

       The components of the stockholders' equity are as follows (in thousands, except share amounts):

                                                                                                    Cumulative
                                                     Common Stock        Additional                 Translation       Total
                                                ---------------------      Paid-In    Accumulated   Adjustment     Shareholders'
                                                 Shares        Amount      Capital      Deficit      and Other        Equity
                                                --------       ------    ----------   -----------   -----------    -----------

Balance at December 31, 1996................    11,630,900      $ 116    $ 205,506    $ (62,042)     $  1,211       $ 144,791
     Issuance under employee stock
          purchase plan.....................        36,200          1          411           --            --             412
     Exercise of stock options..............        16,300         --           65           --            --              65
     Cumulative translation adjustment......            --         --           --           --          (378)           (378)
     Sale of investments....................            --         --           --           --          (221)           (221)
     Net loss...............................            --         --           --       (9,211)           --          (9,211)
                                                     -----       ----      -------      -------          ----         -------
Balance at March 31, 1997...................    11,683,400      $ 117     $205,982     $(71,253)        $ 612        $135,458
                                                ==========       ====      =======      =======          ====         =======


6.     Income Taxes

       The provision for income taxes for the three months ended March 31, 1997 and 1996, in the amount of $7,000 and $4,000, respectively, consists entirely of international and state minimum taxes since the Company incurred pre-tax losses in each period.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

       The following information should be read in conjunction with the condensed consolidated financial statements and the notes thereto included in
Item 1 of this Quarterly Report, and the financial statements and the notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

Overview

       The Company's revenues are derived from providing Internet solutions to business and individual customers, principally through monthly dial-up, dedicated connection, and web hosting services. Revenues from monthly subscriptions have increased substantially since the Company's inception as a result of increases in the Company's customer base and diversification of product offerings. Customer growth has resulted from the growth of the Internet services market generally, the expansion of the Company's services and distribution channels and the increase in the Company's local access numbers.

       Currently, sales to small businesses and individuals represents a majority of the Company's revenues. Small business and individual revenues are comprised primarily of recurring dial-up and dedicated revenues. A majority of the Company's accounts are billed monthly pursuant to a pre-authorized credit card account or are prepaid annually. Revenues from dedicated connections include recurring revenue and usage charges. In addition, the Company also receives revenues from non-access services, primarily from business customers. These revenues include, virtual web server hosting, domain name services and equipment sales. The Company charges set-up fees on certain of these services.

       In order to continue to realize revenue growth, the Company is committed to increasing it's revenue per customer and expanding it's customer base. The Company is pursuing strategies designed to attract small and medium sized businesses as well as individual customers by various means, including developing relationships with corporate partners in order to deliver new products and services to customers. The Company's ability to improve revenues and operating margins will depend in part on its ability to attract new customers and retain its existing customers. There can be no assurance that the Company's investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure a high level of customer retention. For more information on risks facing the Company, see "Risk Factors" on page 12.

       The Company recently introduced new products designed to better meet the needs of people using the Internet for small business applications. These include products which provide greater access reliability and customer support for additional monthly charges, dedicated line services to connect to local area networks and web servers and web hosting services. The Company believes that these services should result in higher average revenue per subscriber in the future.

       The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company continues to expect that it will incur net losses for the foreseeable future. The Company has operating subsidiaries in Canada and the United Kingdom and has formed a joint-venture in Brazil with Grupo Itamarati, a Brazilian conglomerate. There can be no assurance that revenue or customer growth will continue or that the Company will be able to achieve and then sustain profitability or positive cash flow.

Results of Operations for the Three Months Ended March 31, 1997

Revenues

       Revenues increased by $14,903,000, or 61.8%, to $39,005,000 for the three months ended March 31, 1997 from $24,102,000 for the three months ended March 31, 1996. The revenue increase was due to a significant increase in the number of dial-up, dedicated and web hosting customers, which the Company attributes to the growth in the Internet market generally, the Company's release of enhancements to its software, and continued expansion of the Company's sales and distribution activities. During the first quarter of 1997, the Company's growth in non-dial up services exceeded the growth in dial up accounts. International revenues increased by $2,352,000 to $2,379,000 for the three months ended March 31, 1997 compared to the same period in 1996. The total number of customers increased to approximately 580,000 accounts as of March 31, 1997 from approximately 391,000 accounts as of March 31, 1996.

Cost of Revenues

       The Company's cost of revenues was $28,399,000 for the three months ended March 31, 1997 and $16,630,000 for the three months ended March 31, 1996, increasing to 72.8% from 69.0% of revenues, respectively. Domestic gross margin for the quarter ended March 31, 1997 and March 31, 1996 was 31.2% and 34.2%, respectively. Consolidated gross margin for the same period was 27.2% and 31.0%, respectively. The increase in the cost of revenues was primarily attributable to the Company's international expansion, increased network, data communication and depreciation costs and the expansion of the Company's operations and customer support staff. During the quarter ended March 31, 1997, the Company began selling disks and charging the disk costs to cost of revenues as they were shipped. Prior to 1997, certain disk costs were capitalized as deferred subscriber acquisition costs and amortized to sales and marketing expense over twelve months. The Company's international operations cost of revenues for the three months ended March 31, 1997 was $3,195,000, an increase of $2,407,000 over the same period in 1996. The Company expects that cost of revenues will continue to increase in absolute dollars in the future.

Product Development

       Product development expenses were $1,604,000 for the three months ended March 31, 1997 and $1,253,000 for the three months ended March 31, 1996, representing 4.1% and 5.2% of revenues, respectively. International product development expenses for the three months ended March 31, 1997 were $298,000. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades existing products. It is expected that product development expenses as a percentage of revenue will remain relatively stable.

Sales and Marketing

       Sales and marketing expenses increased $4,151,000, or 42.6%, to $13,885,000 for the three months ended March 31, 1997 from $9,734,000 for the three months ended March 31, 1996. Although sales and marketing expenses increased in absolute dollars, as a percentage of revenues, the sales and marketing expenses decreased to 35.6% from 40.4% of revenues, respectively. The increase in absolute dollars was due primarily to increased costs associated with the Company's international expansion, greater costs associated with subscriber acquisitions, the addition of management personnel and an increase in marketing programs. The decrease in sales and marketing expenses as a percent of revenues was primarily due to subscriber acquisition costs and payroll expenses increasing slower than revenues. International sales and marketing expenses (including costs incurred domestically relating to international operations) increased by $1,764,000 to $3,235,000 for the three months ended March 31, 1997 compared to the same period in 1996. Sales and marketing expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenues.

       Certain of the Company's subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $1,226,000 and $3,020,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. Amortization of deferred subscriber acquisition costs for the three months ended March 31, 1997 and March 31, 1996 was $3,040,000 and $1,970,000, respectively.

General and Administrative

       General and administrative expenses increased $840,000, or 17.5%, to $5,628,000 for the three months ended March 31, 1997 from $4,788,000 for the three months ended March 31, 1996, decreasing to 14.4% from 19.9% of revenues, respectively. The dollar increase was primarily attributable to additional administrative personnel, corporate facility expenses and international operations. The decrease as a percent of revenues was primarily the result of payroll related expenses increasing more slowly than revenues. International general and administrative expenses increased by $278,000 to $688,000 for the three months ended March 31, 1997 compared to the same period in 1996. General and administrative expenses are expected to continue to increase in absolute dollars, although they may vary as a percentage of revenue.

Interest Income and other

       Net interest income and other was $930,000 and $1,733,000, respectively for the three months ended March 31, 1997 and 1996. The decrease was due to the Company's lower average cash and cash equivalents during the first quarter in 1997 as compared to the same period in 1996. In addition, during the three months ended March 31, 1997, the Company incurred interest expense of $42,000 on capital leases. The Company invests its cash and cash equivalents primarily in high grade commercial paper and United States treasury bills.

Net Loss

       International expansion, higher cost of revenues and operating expenditures incurred for the three months ended March 31, 1997, resulted in a net loss of $9,211,000 as compared to a net loss of $6,574,000 for the three months ended March 31, 1996, notwithstanding the period to period revenue growth. This primarily reflected the Company's strategy to invest in the growth of its customer base and network both domestically and internationally. The international net losses for the three months ended March 31, 1997 and 1996 were $5,182,000 and $2,659,000, respectively.

       The Company believes EBITDA is a cash flow measure used by analysts, investors and other interested parties in the on-line and Internet services industries. EBITDA was a loss of $1,250,000 and $3,050,000, respectively, for the three months ended March 31, 1997 and 1996.

Liquidity and Capital Resources

       The Company has funded its operations to date primarily through cash generated from collection of revenues and private and public sales of equity securities. The Company's operating activities used cash of approximately $2,515,000 and $5,023,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. During the three months ended March 31, 1997, cash used in operating activities was primarily affected by the net loss, by deferred subscriber acquisition costs and by decreases in accrued payroll and related expenses. These were partially offset by depreciation and amortization and increases in accounts payable. During the three months ended March 31, 1996, cash from operations was primarily used by the net loss, increases in prepaid expenses and deferred subscriber acquisition costs and partially offset by depreciation and amortization, increases in other accrued expenses and liabilities and deferred revenue.

       Investing activities used cash of $1,300,000 and $10,730,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. The Company's investing activities have consisted primarily of equipment purchases for new local access areas, new facilities and network expansion. Capital expenditures were $2,056,000 for the three month ended March 31, 1997 which was offset mainly by the sale of short term investments.

       The Company's financing activities provided $1,950,000 and $890,000 for the three months ended March 31, 1997 and March 31, 1996, respectively. For the three months ended

March 31, 1997, financing activities consisted primarily of proceeds from issuance of debt relating to the capital leases entered into during the period and the exercise of stock options and purchases under the employee stock purchase plan. For the three months ended March 31, 1996, financing activities consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan. Although the Company has no material capital commitments (other than for its network expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings have been used for, and the Company expects to continue to use cash for additional equipment purchases and subscriber acquisition costs.

       As of March 31, 1997, the Company had cash and cash equivalents of $71,544,000 and working capital of $50,548,000. The Company used $1,865,000 for the three months ended March 31, 1997. Although the Company may seek to secure additional funding in the future, the Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements for the next year, in the absence of material competitive or operating changes.

Risk Factors

       The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996 and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

       Operating Losses; Fluctuations in Operating Results. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 for 1994, $14,064,000 for 1995 and $44,265,000 for 1996 and $9,211,000 in the first three months of 1997, and had an accumulated deficit of $71,253,000 as of March 31, 1997. The net loss incurred during the three months ending March 31, 1997 included a loss of $5,182,000 related to international operations.

       These losses are also reflected in the Company's declining operating margins, which decreased from a loss of 0.8% for 1994 to a loss of 31% for 1995 and a loss of 40% for 1996. During the first quarter of 1997, the Company's operating margin was a loss of 27%. The 1997 margins improved due primarily to marketing and sales expenses and payroll expenses increasing at a slower rate than revenues. The Company's current focus is on targeting the business customer (individuals and groups), which should result in increased revenues per subscriber although at reduced subscriber growth rates. The Company anticipates continued increases in its expenses related to product development, marketing, sales, general and administrative, network, and customer support. There can be no assurance that revenue growth will continue or that the Company will in the future achieve or sustain profitability or positive cash flow from operations.

       Changes in the Company's customer base or in customers usage patterns may increase costs as a percentage of revenues. These changes could further increase the Company's need to hire additional personnel and increase the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by customers could adversely affect the Company's ability to consistently meet the demands for its services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per customer basis.

       The Company has adopted strategies designed to attract the business customer which may result in an increase in costs as a percentage of revenues. The introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by these factors or strategies.

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

       The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with other national and regional commercial Internet services providers, with established on-line services companies which offer Internet connectivity, with national long distance carriers, with regional telephone companies with cable operators and with other local and regional Internet Service Providers.

       Increased competition in general could result in significant reductions in the average selling price of the Company's services. In addition, the Company expects to see increased pressure to obtain and retain customers that could result in increased sales and marketing expenses and related subscriber acquisition costs, which could materially adversely affect the Company's profitability. There can be no assurance that the Company will be able to offset the effects of any such competition or resulting price reductions through an increase in the number of its customers, higher revenue from enhanced services, cost reductions or otherwise. Increased competition could result in erosion of the Company's market share and adversely affect the Company's operating results. There can be no assurance that the Company will have financial resources, technical resources, technical expertise or marketing and support capabilities to continue to compete successfully.

       New and Uncertain Market. The market for Internet connectivity services and related software products is relatively new. Because current and future competitors are likely to introduce competing Internet connectivity and/or on-line services and products, it is difficult to predict the rate at which the market will grow or at which new or increased competition will result in market saturation. If demand for Internet services fails to grow, grows more slowly than anticipated, or becomes saturated with competitors, the Company's business, operating results and financial condition will be materially adversely affected.

       Volatility of Stock Price. The market price of the Company's common stock has been and is expected to continue to be subject to significant fluctuations in response to numbers of customers, announcements of technological innovations, new products or new services by the Company or its competitors, quarter-to-quarter variations in the Company's operating results and other events or factors. For example, a shortfall in revenue, in number of customers, or an increase in losses from levels expected by securities analysts could have an immediate and significant adverse effect on the market price of the Company's common stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many high technology companies and that in some cases have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions and the adverse performance of companies within the Internet market segment, may adversely affect the market price of the common stock.


PART II.    OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K

a.   Exhibits

b.   27.1  Financial Data Schedule

Reports on Form 8-K.

     None.


Items 1, 2, 3, 4 and 5 are not applicable and have been omitted.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          NETCOM ON-LINE COMMUNICATION
                                          SERVICES, INC.



Date: May 12, 1997                      By        /s/ David W. Garrison
                                           -------------------------------------
                                                     David W. Garrison
                                             Chairman of the Board, President
                                                and Chief Executive Officer


                                        By     /s/ Clifton T. Weatherford
                                           -------------------------------------
                                                  Clifton T. Weatherford
                                                   Senior Vice President,
                                           Chief Financial Officer and Secretary