Form 10-Q
period 1997-06-30
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1997-08-14
CIK 909624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended:     June 30, 1997
                                    -------------

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________ to _________

                         Commission File Number 0-25216

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
           (Exact name of the registrant as specified in its charter)

         DELAWARE                                     77-0317705
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

                           2 N. SECOND STREET, PLAZA A
                           SAN JOSE, CALIFORNIA 95113
                    (Address of principal executive offices)
                  Registrant's telephone number: (408) 881-3516

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes X   No __

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of August 8, 1997 was 11,732,673.

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  Condensed Consolidated Financial Statements  . . . . . . . . . . .    3

         Condensed Consolidated Balance Sheets as of
              June 30, 1997 and December 31, 1996 . . . . . . . . . . . . .    3

         Condensed Consolidated Statements of Operations and Other
             Operating Data for the Three Months Ended June 30, 1997
             and June 30, 1996 . . . .. . . . . . . . . . . . . . . . . . .    4

         Condensed Consolidated Statements of Operations and Other
             Operating Data for the Six Months Ended June 30, 1997
             and June 30, 1996  . . . . . . . . . . . . . . . . . . . . . .    5

         Condensed Consolidated Statements of Cash Flows
             for the Six Months Ended June 30, 1997
             and June 30, 1996 . .  . . . . . . . . . . . . . . . . . . . .    6


         Notes to Condensed Consolidated Financial Statements . . . . . . .    7

Item 2.  Management's Discussion and Analysis
             of Financial Condition and Results of Operations . . . . . . .   10

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders  . . . . . . .   18

Item 6.  Exhibits and Reports on Form 8-K   . . . . . . . . . . . . . . . .   18

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   19


When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of customer acquisition and retention. For a discussion of such risks, see "Risk Factors" on page 15. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

PART I.  FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                      June 30,   December 31,
                                                                        1997         1996
                                                                     ---------   -----------
                                                                    (Unaudited)
ASSETS

Cash and cash equivalents ........................................   $  69,614    $  73,408
Short term investments ...........................................         413          849
Accounts receivable, net .........................................       2,008        1,284
Prepaid expenses and other current assets ........................       3,384        2,948
                                                                     ---------    ---------
          Total current assets ...................................      75,419       78,489
Property and equipment at cost, net ..............................      82,147       84,373
Deferred subscriber acquisition costs, net .......................       2,868        5,595
Deposits and other assets ........................................       1,042        1,177
                                                                     ---------    ---------
               Total assets ......................................   $ 161,476    $ 169,634
                                                                     =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Trade accounts payable ...........................................   $   7,611    $   7,517
Accrued payroll and related expenses .............................       3,749        3,727
Other accrued expenses and liabilities ...........................      12,516       10,669
Deferred revenue .................................................       4,360        2,930
Short term capital lease obligations .............................       2,213           --
                                                                     ---------    ---------
          Total current liabilities ..............................      30,449       24,843
                                                                     ---------    ---------
Long term capital lease obligations ..............................       4,297           --
                                                                     ---------    ---------
Commitments and contingencies
Stockholders' equity:
      Common stock ...............................................         117          116
      Additional paid-in capital .................................     206,373      205,506
      Accumulated deficit ........................................     (80,432)     (62,042)
      Cumulative translation adjustment and other ................         672        1,211
                                                                     ---------    ---------
          Total stockholders' equity .............................     126,730      144,791
                                                                     ---------    ---------
               Total liabilities and stockholders' equity ........   $ 161,476    $ 169,634
                                                                     =========    =========

                             See accompanying notes

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                             CONDENSED CONSOLIDATED
                          STATEMENTS OF OPERATIONS AND
                              OTHER OPERATING DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                Three Months Ended
                                              ---------------------
                                              June 30,    June 30,
                                                1997        1996
                                              --------    --------
                                                   (unaudited)

Revenues ..................................   $ 41,020    $ 28,023
Costs and expenses:
  Cost of revenues ........................     29,151      20,531
  Product development .....................      1,683       1,391
  Sales and marketing .....................     13,057      12,549
  General and administrative ..............      5,718       6,495
  Restructuring and related charges .......      1,712          --
                                              --------    --------
    Total costs and expenses ..............     51,321      40,966
                                              --------    --------
Loss from operations ......................    (10,301)    (12,943)
Gain (loss) on investment .................        256      (1,200)
Interest income and other .................        872       1,552
                                              --------    --------
Loss before provision for income taxes ....     (9,173)    (12,591)
Provision for income taxes ................          6           3
                                              --------    --------
Net loss ..................................   $ (9,179)   $(12,594)
                                              ========    ========

Net loss per share ........................   $  (0.79)   $  (1.09)
                                              ========    ========

Shares used in computing net loss per share     11,683      11,534
                                              ========    ========

OTHER OPERATING DATA:
  EBITDA (See Note 8) .....................   $ (1,406)   $ (7,611)
                                              ========    ========
  Approximate number of subscribers at
     end of period ........................        560         479
                                              ========    ========

                             See accompanying notes


                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER OPERATING DATA
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                            Six Months Ended
                                                        ----------------------
                                                         June 30,     June 30,
                                                           1997         1996
                                                        ---------    ---------
                                                             (unaudited)

Revenues ............................................   $  80,025    $  52,125
Costs and expenses:
  Cost of revenues ..................................      57,550       37,161
  Product development ...............................       3,287        2,644
  Sales and marketing ...............................      26,942       22,283
  General and administrative ........................      11,346       11,283
  Restructuring and related charges .................       1,712           --
                                                        ---------    ---------
    Total costs and expenses ........................     100,837       73,371
                                                        ---------    ---------
Loss from operations ................................     (20,812)     (21,246)
Gain (loss) on investment ...........................         633       (1,200)
Interest income .....................................       1,802        3,285
                                                        ---------    ---------
Loss before provision for income taxes ..............     (18,377)     (19,161)
Provision for income taxes ..........................          13            7
                                                        ---------    ---------
Net loss ............................................   $ (18,390)   $ (19,168)
                                                        =========    =========

Net loss per share ..................................   $   (1.58)   $   (1.68)
                                                        =========    =========

Shares used in computing net loss per share .........      11,679       11,379
                                                        =========    =========

Other operating data:
  EBITDA (See Note 8) ...............................   $  (2,656)   $ (10,637)
                                                        =========    =========
  Approximate number of subscribers at
     end of period ..................................         560          479
                                                        =========    =========

                             See accompanying notes


                                 NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                (IN THOUSANDS)

                                                                               Six Months Ended
                                                                           ----------------------
                                                                            June 30,     June 30,
                                                                              1997         1996
                                                                           ---------    ---------
                                                                                 (unaudited)
OPERATING ACTIVITIES
  Net loss .............................................................   $(18,390)    $(19,168)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Non-cash portion of restructuring charges ........................        992          --
      Depreciation and amortization ....................................     17,523      11,809
      Loss on disposal of assets .......................................         55         124
      (Gain) loss on investments .......................................       (634)      1,200
      Changes in assets and liabilities:
        Accounts receivable, net .......................................       (724)       (965)
        Prepaid expenses and other current assets ......................       (436)     (1,704)
        Deferred subscriber acquisition costs, net .....................     (3,160)     (7,909)
        Deposits and other assets ......................................        135        (264)
        Trade accounts payable .........................................        120       5,790
        Accrued payroll and related expenses ...........................         22       1,261
        Other accrued expenses and liabilities .........................      1,847       3,336
        Deferred revenue ...............................................      1,430       1,505
                                                                           --------    --------
      Total adjustments ................................................     17,170      14,183
                                                                           --------    --------
Net cash used in operating activities ..................................     (1,220)     (4,985)
                                                                           --------    --------
Investing activities
  Purchase of property and equipment ...................................     (5,340)    (31,239)
  Proceeds from sale of short term investments .........................        836          --
  Proceeds from property and equipment insurance settlement ............        253          --
  Investment in McKinley ...............................................         --        (500)
                                                                           --------    --------
Net cash used in investing activities ..................................     (4,251)    (31,739)
                                                                           --------    --------
Financing activities
  Proceeds from issuance of debt .......................................      1,578          --
  Repayment of debt.....................................................       (601)         --
  Proceeds from exercise of stock options and purchases under
    employee stock purchase plan .......................................        868       1,482
                                                                           --------    --------
Net cash provided by financing activities ..............................      1,845       1,482
                                                                           --------    --------
Net decrease in cash and cash equivalents ..............................     (3,626)    (35,242)
Effects of exchange rates on cash ......................................       (168)         85
Cash and cash equivalents at beginning of period .......................     73,408     146,001
                                                                           --------    --------
Cash and cash equivalents at end of period .............................   $ 69,614    $110,844
                                                                           ========    ========

Supplemental disclosures of cash flow information
Interest paid ..........................................................   $    172    $      -
                                                                           ========    ========
Income taxes paid ......................................................   $     13    $      7
                                                                           ========    ========

Supplemental information on noncash investing and financing activities:
Purchases of equipment under capital lease obligations .................   $  5,533    $      -
                                                                           ========    ========

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

         The Company capitalized subscriber acquisition costs of approximately $1,846,000 and $4,889,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the three months ended June 30, 1997 and June 30, 1996 was $2,759,000 and $2,423,000, respectively. The Company capitalized subscriber acquisition costs of approximately $3,072,000 and $7,909,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the six months ended June 30, 1997 and June 30, 1996 was $5,799,000 and $4,393,000, respectively.

3.       PROPERTY AND EQUIPMENT AT COST, NET

         Property and equipment consist of the following (in thousands):

                                                  June 30,           December 31,
                                                  --------           ------------
                                                    1997                1996
                                                    ----                ----
                                                 (unaudited)

Property and equipment at cost                   $ 117,330            $ 107,476
Less: accumulated depreciation and
   amortization                                    (35,183)             (23,103)
                                                  --------             --------
Property and equipment at cost, net               $ 82,147             $ 84,373
                                                  ========             ========

4.       NET LOSS PER SHARE

         Net loss per share is computed using the weighted average number of shares of common stock and dilutive common stock equivalent shares from stock options (using the treasury stock method).

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, ("SFAS 128") "Earnings per Share," which the Company is required to adopt on December 31, 1997. SFAS 128 requires changes to the method currently used to compute earnings per share and to restate all prior periods. The new requirements for calculating primary earnings per share exclude the dilutive effect of stock options. The impact of SFAS 128 on the calculation of historically reported primary or fully diluted earnings per share for the period subsequent to the Company's initial public offering is not expected to be material, as the Company has recorded losses and has therefore excluded the impact of stock options, as these would have been anti-dilutive.

5.       STOCKHOLDERS' EQUITY

         The components of the stockholders' equity are as follows (in thousands, except share amounts):

                                                                                                Cumulative
                                           Common              Additional                      Translation        Total
                                           Stock                 Paid-In        Accumulated     Adjustment    Stockholders'
                                    Shares        Amount         Capital          Deficit       and Other        Equity
                                 ------------  ------------  ---------------  ---------------  ------------- ----------------

Balance at December 31, 1996       11,630,900         $ 116        $ 205,506       $  (62,042)     $   1,211     $  144,791
  Issuance under employee stock
     purchase plan                     36,200             1              411                -              -            412
  Exercise of stock options            47,500             -              456                -              -            456
  Cumulative translation
     adjustment                             -             -                -                -           (234)          (234)
  Unrealized gain                           -             -                -                -           (305)          (305)
  Net loss                                  -             -                -          (18,390)             -        (18,390)
                                 ------------  ------------  ---------------  ---------------  -------------  -------------
Balance at June 30, 1997           11,714,600         $ 117        $ 206,373       $  (80,432)     $     672     $  126,730
                                 ============  ============  ===============  ================ =============  =============

6.       RESTRUCTURING AND RELATED CHARGES

         Restructuring and related charges of $1,712,000 during 1997 are the result of a decision by management to restructure operations of the Company's subsidiary in the United Kingdom. The restructure charge includes $720,000 in accrued expenses for costs to terminate excess leased office facilities, a $356,000 write-down of previously capitalized deferred subscriber acquisition costs and a $636,000 write-off of office equipment, furniture and building improvements as a result of consolidating office space. Additionally, the Company will terminate certain employees of the United Kingdom subsidiary, resulting in a third quarter 1997 charge for severance costs of approximately $200,000.

7.       INCOME TAXES

         The provision for income taxes for the three months ended June 30, 1997 and 1996, in the amount of $6,000 and $3,000, respectively, and for the six months ended June 30, 1997 and 1996 in the amount of $13,000 and $7,000, respectively, consists entirely of international and state minimum taxes since the Company incurred pre-tax losses in each period.

8.       OTHER OPERATING DATA

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

OVERVIEW

         The Company's revenues are derived from providing Internet solutions to business and individual customers, principally through monthly dial-up, dedicated connection and web hosting services. Revenues from monthly subscriptions have increased substantially since the Company's inception as a result of increases in the Company's customer base and diversification of product offerings. Customer growth has resulted from the growth of the Internet services market generally, the expansion of the Company's services and distribution channels and the increase in the Company's local access numbers.

         Currently, sales to small businesses and individuals represent a majority of the Company's revenues. Small business and individual revenues are comprised primarily of recurring dial-up, web site hosting and dedicated connection revenues. Revenues from dedicated connections include recurring revenue and usage charges. In addition, the Company also receives revenues from non-access services, primarily from business customers. These revenues include, virtual web server hosting, domain name services and equipment sales. The Company charges set-up fees on certain of these services. A majority of the Company's accounts are billed monthly pursuant to a pre-authorized credit card account or are prepaid annually.

         The Company recently introduced new products designed to better meet the needs of people using the Internet for small business applications. These include products which provide greater dial-up access reliability and customer support for additional monthly charges, dedicated line services to connect to local area networks and web servers and web hosting services. The Company believes that these services should result in higher average revenue per subscriber in the future.

         The Company is also committed to expanding its customer base by various means, including developing relationships with corporate partners in order to deliver new products and services to customers. The Company's ability to improve revenues and operating margins will depend in part on its ability to attract new customers and retain its existing customers. There can be no assurance that the Company's investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure a high level of customer retention. For more information on risks facing the Company, see "Risk Factors" on page 15.

         The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company expects that it will incur net losses for at least the next two to three years. The

Company has operating subsidiaries in Canada and the United Kingdom and has formed a joint-venture in Brazil with Grupo Itamarati, a Brazilian conglomerate. There can be no assurance that revenue growth will continue or that the Company will be able to achieve and then sustain profitability or positive cash flow.

RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997

REVENUES

         Revenues increased by $12,997,000, or 46.4%, to $41,020,000 for the three months ended June 30, 1997 from $28,023,000 for the three months ended June 30, 1996. Revenues increased by $27,900,000, or 53.5%, to $80,025,000 for the six months ended June 30, 1997 from $52,125,000 for the six months ended June 30, 1996. The revenue increase was due to an increase in the number of dial-up, dedicated and web hosting customers, which the Company attributes to the growth in the Internet market generally, the Company's release of enhancements to its software, and continued expansion of the Company's sales and distribution activities. Additionally, the revenue increase was partially the result of an increase in the average revenue per customer which resulted from an increase in the mix of dedicated and web hosting customers relative to dial-up customers and an increase in the amount of higher priced dial-up products. During the second quarter of 1997, the Company experienced growth in non-dial up services and a decrease in dial up accounts. The total number of customers increased to approximately 560,000 accounts as of June 30, 1997 from approximately 479,000 accounts as of June 30, 1996.

         International revenues increased by $2,876,000 to $3,107,000 for the three months ended June 30, 1997 compared to the same period in 1996. International revenues increased by $5,228,000 to $5,486,000 for the six months ended June 30, 1997 compared to the same period in 1996.

COST OF REVENUES

         The Company's cost of revenues was $29,151,000 for the three months ended June 30, 1997 and $20,531,000 for the three months ended June 30, 1996, decreasing to 71.1% from 73.3% of revenues, respectively. Domestic gross margin for the quarter ended June 30, 1997 and June 30, 1996 was 32.2% and 32.3%, respectively. Consolidated gross margin for the same period was 28.9% and 26.7%, respectively. The decrease in consolidated cost of revenues as a percentage of revenues was primarily attributable to the Company's increase in international customers to more fully utilize the network and data communication capacity and decreases in payroll expenses and depreciation costs relative to revenues. The Company's international operations cost of revenues for the three months ended June 30, 1997 was $3,452,000, an increase of $1,739,000 over the same period in 1996. The Company expects that cost of revenues will continue to increase in absolute dollars in the foreseeable future.

         Cost of revenues was $57,550,000 for the six months ended June 30, 1997 and $37,161,000 for the six months ended June 30, 1996, increasing to 71.9% from 71.3% of revenues, respectively. Domestic gross margin for the six months ended June 30, 1997 and June 30, 1996 was 31.7% and 33.2%, respectively. Consolidated gross margin for the same period was 28.1% and

28.7%, respectively. The increase in cost of revenue as a percentage of revenue for the six month period is primarily attributable to increased customer usage, the Company's international expansion, increased network, data communication and depreciation costs associated with the increased number of subscribers and network improvements and with expansion of the Company's operations and customer support staff. The Company's international operations cost of revenues for the six months ended June 30, 1997 was $6,647,000, an increase of $4,146,000 over the same period in 1996.

PRODUCT DEVELOPMENT

         Product development expenses were $1,683,000 for the three months ended June 30, 1997 and $1,391,000 for the three months ended June 30, 1996, representing 4.1% and 5.0% of revenues, respectively. Product development expenses were $3,287,000 for the six months ended June 30, 1997 and $2,644,000 for the six months ended June 30, 1996, representing 4.1% and 5.1% of revenues, respectively. International product development expenses for the three and six months ended June 30, 1997 were $294,000 and $592,000, respectively. The Company plans to continue its expenditures on product development as the Company develops new software products and upgrades existing products. It is expected that product development expenses as a percentage of revenue will remain relatively stable.

SALES AND MARKETING

         Sales and marketing expenses increased $508,000, or 4.0%, to $13,057,000 for the three months ended June 30, 1997 from $12,549,000 for the three months ended June 30, 1996. Sales and marketing expenses increased $4,659,000, or 20.9%, to $26,942,000 for the six months ended June 30, 1997 from
$22,283,000 for the six months ended June 30, 1996. Although sales and marketing expenses increased in absolute dollars, as a percentage of revenues, the sales and marketing expenses decreased to 31.8% from 44.8% of revenues, respectively, during the quarter and decreased to 33.7% from 42.7%, respectively, during the six months. The increase in absolute dollars was primarily due to increased costs associated with the Company's international expansion, the addition of management personnel and an increase in marketing programs. The decrease in sales and marketing expenses as a percent of revenues was primarily due to reduced subscriber acquisition costs and payroll expenses increasing more slowly than revenues. Additionally, during 1997, the Company began selling disks and charging the disk costs to cost of revenues as they were shipped. Prior to 1997, certain disk costs were capitalized as deferred subscriber acquisition costs and amortized to sales and marketing expense over twelve months, as the disks were distributed free of charge.

         International sales and marketing expenses (including costs incurred domestically relating to international operations) increased by $776,000 to $2,945,000 for the three months ended June 30, 1997 and by $2,540,000 to $6,180,000 for the six months ended June 30, 1997 compared to the same periods in 1996. Sales and marketing expenses are expected to continue to increase in absolute dollars.

         Certain of the Company's subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $1,846,000 and $4,889,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the three months ended June 30, 1997 and June 30, 1996 was $2,759,000 and $2,423,000, respectively. The
Company capitalized subscriber acquisition costs of approximately $3,072,000 and $7,909,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the six months ended June 30, 1997 and June 30, 1996 was $5,799,000 and $4,393,000, respectively.


GENERAL AND ADMINISTRATIVE

         General and administrative expenses decreased $777,000, or 12.0%, to $5,718,000 for the three months ended June 30, 1997 from $6,495,000 for the three months ended June 30, 1996, decreasing to 13.9% from 23.2% of revenues, respectively. The dollar decrease was primarily due to costs incurred during the same period in 1996 in establishing the Company's subsidiary in the United Kingdom, moving a significant portion of the Company's operations into new buildings and incurring bad debt expenses from writing-off accounts receivable balances determined to be uncollectable. The decrease as a percent of revenues was primarily the result of payroll related expenses increasing more slowly than revenues.

         General and administrative expenses increased $63,000, or 0.6%, to $11,346,000 for the six months ended June 30, 1997 from $11,283,000 for the six months ended June 30, 1996, decreasing to 14.2% from 21.6% of revenues, respectively. The dollar increase is the result of increases in payroll related expenses, depreciation and costs of additional office space offset by incremental facilities charges related to moving office space, costs incurred to establish the Company's subsidiary in the United Kingdom and additional bad debt expenses incurred in the same period in the prior year.

         International general and administrative expenses decreased by $225,000 to $628,000 for the three months ended June 30, 1997 and increased by $53,000 to $1,316,000 for six months ended June 30, 1997 compared to the same periods in 1996. General and administrative expenses are expected to increase in absolute dollars in the future.


RESTRUCTURING AND RELATED CHARGES

         Restructuring and related charges of $1,712,000 during the three and six months ended June 30, 1997 are the result of a decision by management to restructure operations of the Company's subsidiary in the United Kingdom. The restructure charge includes $1,356,000 in accrued expenses for costs to terminate excess leased office facilities and a write-off of office equipment, furniture and building improvements as a result of consolidating office space and a $356,000 write-down of previously capitalized deferred subscriber acquisition costs. Additionally, the Company will terminate certain employees of the United Kingdom subsidiary, resulting in a third quarter 1997 charge for severance costs of approximately $200,000.

INTEREST INCOME AND OTHER

         Net interest income and other was $872,000 and $1,552,000, respectively, for the three months ended June 30, 1997 and 1996. Net interest income and other was $1,802,000 and $3,285,000, respectively, for the six months ended June 30, 1997 and 1996. The decrease was due to the Company's lower average cash and cash equivalents during 1997 as compared to the same period in 1996. In addition, during the three months ended June 30, 1997, the Company incurred interest expense on capital leases of $130,000 and $172,000 for the three and six month periods ended June 30, 1997, respectively, compared to insignificant amounts incurred during the same periods in the prior year. The Company invests its cash and cash equivalents primarily in high grade commercial paper and United States treasury bills.

NET LOSS

         Revenue growth and decreases in cost of revenues and operating expenditures as a percentage of revenue, offset by international expansion and restructuring charges related to the UK operations, resulted in reduced net losses of $9,179,000 and $18,390,000, for the three months and six months ended June 30, 1997, respectively, as compared to net losses of $12,594,000 and $19,168,000 for the three and six months ended June 30, 1996, respectively. International net losses for the three and six months ended June 30, 1997 were $6,124,000 and $11,306,000 as compared to net losses of $4,554,000 and
$7,212,000 for the three and six months ended June 30, 1996, respectively.

         The Company believes EBITDA (Earnings before interest, taxes, depreciation and amortization) is a cash flow measure used by analysts, investors and other interested parties in the on-line and Internet services industries. EBITDA for the three and six months ended June 30, 1997, resulted in reduced losses of $1,406,000 and $2,656,000, respectively, as compared to the losses of $7,611,000 and $10,637,000 for the three and six months ended June 30, 1996. EBITDA for the three and six months ended June 30, 1997 was positive $306,000 and a loss of $944,000, respectively, before restructuring and related charges of $1,712,000.

LIQUIDITY AND CAPITAL RESOURCES

         The Company has funded its operations to date primarily through cash generated from collection of revenues and private and public sales of equity securities. The Company's operating activities generated cash of approximately $1,295,000 and $38,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. The Company's operating activities used cash of approximately $1,220,000 and $4,985,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. During the six months ended June 30, 1997, cash used in operating activities was primarily affected by the net loss and by deferred subscriber acquisition costs. These uses of cash were primarily offset by depreciation and amortization and increases in other accrued expenses and liabilities and deferred revenue. During the six months ended June 30, 1996, cash from operations was primarily used by the net loss and increases in prepaid expenses and other current assets and deferred subscriber acquisition costs and partially offset by depreciation and amortization and loss on investment and increases in accounts payable, deferred revenue, accrued payroll and related expenses and other accrued expenses and liabilities.

         Investing activities used cash of $2,951,000 and $21,009,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. Investing activities used cash of $4,251,000 and $31,739,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. The Company's investing activities have consisted primarily of equipment purchases for new local access areas and network expansion. Capital expenditures were $3,284,000 and $5,340,000 for the three and six month periods ended June 30, 1997, respectively, which were offset mainly by the sale of short term investments.

         The Company's financing activities used cash of $105,000 and provided cash of $592,000 for the three months ended June 30, 1997 and June 30, 1996, respectively. Financing activities provided cash of $1,845,000 and $1,482,000 for the six months ended June 30, 1997 and June 30, 1996, respectively. For the three months ended June 30, 1997, financing activities consisted primarily of repayments of debt relating to the capital leases entered into during the period which was partially offset by the exercise of stock options. During the six months ended June 30, 1997, financing activities included $1,578,000 of proceeds from issuance of debt relating to financing of equipment. For the three and six month periods ended June 30, 1996, financing activities consisted primarily of proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

         Although the Company has no material capital commitments (other than for its network expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings has been used for, and the Company expects to continue to use cash for, additional equipment purchases and subscriber acquisition costs.

         As of June 30, 1997, the Company had cash and cash equivalents of $69,614,000 and working capital of $44,970,000. The Company used $1,761,000 and $3,626,000 for the three and six months ended June 30, 1997, respectively. Although the Company may seek to secure additional funding in the future, the Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements for the next year, in the absence of material competitive or operating changes.

RISK FACTORS

         The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996 and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

         OPERATING LOSSES; FLUCTUATIONS IN OPERATING RESULTS. Although the Company has experienced revenue growth in each of its fiscal quarters since incorporation, it experienced net losses of $100,000 for 1994, $14,064,000 for 1995, $44,265,000 for 1996 and $18,390,000 in the first six months of 1997, and had an accumulated deficit of $80,432,000 as of June 30, 1997. The net loss incurred during the six months ending June 30, 1997 included a loss of $11,306,000 related to international operations.

         These losses are also reflected in the Company's operating margins, which decreased from a loss of 0.8% for 1994 to a loss of 31% for 1995 and a loss of 40% for 1996. During the first six months of 1997, the Company's operating margin was a loss of 26%. The 1997 operating margins improvement was due primarily to marketing and sales expenses and payroll expenses increasing at a slower rate than revenues. The Company's current focus is on targeting the business customer (individuals and groups), which the Company believes will result in increased revenues per subscriber, although at reduced subscriber growth rates. The Company anticipates continued increases in its expenses related to product development, marketing, sales, general and administrative, network and customer support. There can be no assurance that revenue growth will continue or that in the future the Company will achieve or sustain profitability or positive cash flow from operations.

         Changes in the Company's customer base or in customers' usage patterns may increase costs as a percentage of revenues. These changes could further increase the Company's need to hire additional personnel and increase the Company's expenses related to product development, marketing, network infrastructure and customer support. An increase in peak time usage or an overall increase in usage by customers could adversely affect the Company's ability to consistently meet the demands for its services. As a result, the Company may need to hire additional personnel and increase expenses related to network infrastructure capacity with minimal corresponding increases in revenue on a per customer basis.

         The Company has adopted strategies designed to attract business customers which may result in an increase in costs as a percentage of revenues. The introduction of new technologies may also increase the costs and complexities of providing acceptable customer services. There can be no assurance that the Company's operating margins will not be materially adversely affected in the future by these factors or strategies.

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

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the Annual Meeting of Stockholders on May 28, 1997, the holders of 10,187,915 shares of common stock, representing 87.2% of the total votes eligible to be cast, adopted following proposals by the following margins indicated:

(1) The election of the following seven candidates for Director, to serve until the next Annual Meeting of Stockholders:

                                    Voted For                   Voted Against
                                    ---------                   -------------
C. Lee Cox                          9,978,255                      209,660
David W. Garrison                   9,963,961                      223,954
Stephen J. Getsy                    9,965,218                      222,697
Daniel Goldman                      9,789,867                      398,048
Gary P. Madden                      9,662,818                      525,097
David P. Mixer                      9,978,782                      209,133
Charles C. Townsend, III            9,967,038                      220,877

(2) The ratification of Ernst & Young LLP as the Company's independent auditors for the 1997 fiscal year.

         Voted For                  Voted Against             Abstained
         ---------                  -------------             ---------
         9,896,477                      269,730                 21,708

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

                                     NETCOM ON-LINE COMMUNICATION
                                     SERVICES, INC.



Date: August 14, 1997                By /s/ David W Garrison
                                       -----------------------------------------
                                       David W. Garrison
                                       Chairman of the Board, President and
                                       Chief Executive Officer


                                     By /s/ Clifton T. Weatherford
                                       -----------------------------------------
                                       Clifton T. Weatherford
                                       Senior Vice President,
                                       Chief Financial Officer and Secretary