Form 10-Q
period 1997-09-30
NETCOM ON LINE COMMUNICATION SERVICES INC
filed 1997-11-07
CIK 909624

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


(Mark One)

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
          Exchange Act of 1934

For the quarterly period ended:     September 30, 1997
                                    ------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Number of shares outstanding of the registrant's common stock, par value $.01 per share, as of November 4, 1997 was 11,774,546.

                   NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                                      INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

Item 1.    Condensed Consolidated Financial Statements . . . . . . . . . . .   3

           Condensed Consolidated Balance Sheets as of
                September 30, 1997 and December 31, 1996 . . . . . . . . . .   3

           Condensed Consolidated Statements of Operations and Other
               Operating Data for the Three Months Ended September 30, 1997
               and September 30, 1996  . . . . . . . . . . . . . . . . . . .   4

           Condensed Consolidated Statements of Operations and Other
               Operating Data for the Nine Months Ended September 30, 1997
               and September 30, 1996  . . . . . . . . . . . . . . . . . . .   5

           Condensed Consolidated Statements of Cash Flows
               for the Nine Months Ended September 30, 1997
               and September 30, 1996  . . . . . . . . . . . . . . . . . . .   6

           Notes to Condensed Consolidated Financial Statements  . . . . . .   7

Item 2.    Management's Discussion and Analysis
               of Financial Condition and Results of Operations  . . . . . .  10

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . .  18

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19


When used in this report, the words "estimate," "project," "intend" and "expect" and similar expressions are intended to identify forward-looking statements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially, including competitive pressures, new product introductions by the Company and its competitors and changes in the rates of customer acquisition and retention. For a discussion of such risks, see "Risk Factors" on page 16. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly release updates or revisions to these statements.

PART I.  FINANCIAL INFORMATION
ITEM 1.  CONDENSED CONSOLIDATED BALANCE SHEETS


                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                             September 30,       December 31,
                                                 1997                1996
                                             -------------       ------------
                                              (Unaudited)
ASSETS

  Cash and cash equivalents ................ $      66,733       $     73,408
  Short term investments ...................            --                849
  Accounts receivable, net .................         1,808              1,284
  Prepaid expenses and other current assets          2,835              2,948
                                             -------------       ------------
     Total current assets ..................        71,376             78,489
  Property and equipment at cost, net ......        77,908             84,373
  Deferred subscriber acquisition costs, net         2,363              5,595
  Deposits and other assets ................         1,244              1,177
                                             -------------       ------------
          Total assets ..................... $     152,891       $    169,634
                                             =============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

  Trade accounts payable ................... $       7,132       $      7,517
  Accrued payroll and related expenses .....         4,547              3,727
  Other accrued expenses and liabilities ...         9,868             10,669
  Deferred revenue .........................         5,260              2,930
  Short term capital lease obligations .....         2,342                 --
                                             -------------       ------------
     Total current liabilities .............        29,149             24,843
                                             -------------       ------------
  Long term capital lease obligations ......         4,013                 --
                                             -------------       ------------
  Commitments and contingencies
  Stockholders' equity:
     Common Stock ..........................           117                116
     Additional paid-in capital ............       206,700            205,506
     Accumulated deficit ...................       (87,259)           (62,042)
     Cumulative translation adjustment and
          other ............................           171              1,211
                                             -------------       ------------
        Total stockholders' equity..........       119,729            144,791
                                             -------------       ------------
          Total liabilities and stock-
            holders' equity ................ $     152,891       $    169,634
                                             =============       ============

                             See accompanying notes

                                       3

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER OPERATING DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                        Three Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      1997             1996
                                                  -------------   -------------
                                                            (unaudited)

Revenues ......................................   $    40,106     $    32,036
Costs and expenses:
  Cost of revenues ............................        29,668          24,319
  Product development .........................         1,637           1,816
  Sales and marketing .........................        11,790          14,702
  General and administrative ..................         5,198           6,122
  Restructuring and related charges ...........           167              --
                                                  -----------     -----------
    Total costs and expenses ..................        48,460          46,959
                                                  -----------     -----------
Loss from operations ..........................        (8,354)        (14,923)
Gain on investment ............................           641              --
Interest income and other .....................           886           1,321
                                                  -----------     -----------
Loss before provision for income taxes ........        (6,827)        (13,602)
Provision for income taxes ....................            --               4
                                                  -----------     -----------
Net Loss ......................................   $    (6,827)    $   (13,606)
                                                  ===========     ===========

Net loss per share ............................   $     (0.58)    $     (1.17)
                                                  ===========     ===========

Shares used in computing net loss per share ...        11,719          11,604
                                                  ===========     ===========

OTHER OPERATING DATA:
  EBITDA (See Note 8) .........................   $       259     $    (6,458)
                                                  ===========     ===========

Approximate number of subscribers at
  end of period ...............................           542             562
                                                  ===========     ===========

                             See accompanying notes

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
    CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS AND OTHER OPERATING DATA
                    (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                         Nine Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      1997             1996
                                                  -------------   -------------
                                                           (unaudited)

Revenues .....................................    $   120,131     $    84,161
Costs and expenses:
  Cost of revenues ...........................         87,218          61,480
  Product development ........................          4,924           4,460
  Sales and marketing ........................         38,732          36,986
  General and administrative .................         16,544          17,404
  Restructuring and related charges ..........          1,879              --
                                                  -----------     -----------
    Total costs and expenses .................        149,297         120,330
                                                  -----------     -----------
Loss from operations .........................        (29,166)        (36,169)
Gain (loss) on investment ....................          1,274          (1,200)
Interest income and other ....................          2,688           4,605
                                                  -----------     -----------
Loss before provision for income taxes .......        (25,204)        (32,764)
Provision for income taxes ...................             13              11
                                                  -----------     -----------
Net loss .....................................    $   (25,217)    $   (32,775)
                                                  ===========     ===========

Net loss per share ...........................    $     (2.16)    $     (2.86)
                                                  ===========     ===========

Shares used in computing net loss per share ..         11,698          11,454
                                                  ===========     ===========

OTHER OPERATING DATA:
  EBITDA (See Note 8) ........................    $    (2,397)    $   (17,097)
                                                  ===========     ===========

Approximate number of subscribers at end
  of period ..................................            542             562
                                                  ===========     ===========

                             See accompanying notes

                  NETCOM ON-LINE COMMUNICATION SERVICES, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                         Nine Months Ended
                                                  -----------------------------
                                                  September 30,   September 30,
                                                      1997             1996
                                                  -------------   -------------
                                                           (unaudited)

OPERATING ACTIVITIES
  Net loss ....................................   $   (25,217)    $   (32,775)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Write-off of fixed assets and deferred
        subscriber acquisition costs ..........           992              --
      Depreciation and amortization ...........        25,495          20,272
      Loss on disposal of assets ..............           277             124
      (Gain) loss in investment ...............        (1,274)          1,200
      Changes in assets and liabilities:
        Accounts receivable, net ..............          (524)         (1,356)
        Prepaid expenses and other current
          assets ..............................           345            (985)
        Deferred subscriber acquisition
          costs, net ..........................        (4,267)        (11,989)
        Deposits and other assets .............           (67)           (534)
        Trade accounts payable ................          (225)         (2,400)
        Accrued payroll and related expenses ..           820           3,197
        Other accrued expenses and liabilities           (301)          6,479
        Deferred revenue ......................         2,330           1,801
                                                  -----------     -----------
      Total adjustments .......................        23,601          15,809
                                                  -----------     -----------
Net cash used in operating activities .........        (1,616)        (16,966)
                                                  -----------     -----------
INVESTING ACTIVITIES
  Purchase of property and equipment ..........        (7,852)        (45,438)
  Proceeds from disposal of property and
    equipment .................................           253              --
  Proceeds from sale of Excite ................         1,351              --
                                                  -----------     -----------
Net cash used in investing activities .........        (6,248)        (45,438)
                                                  -----------     -----------
FINANCING ACTIVITIES
  Proceeds from issuance of debt ..............         1,578              --
  Repayment of debt ...........................        (1,361)             --
  Proceeds from exercise of stock options and
    purchases under employee stock purchase
    plan ......................................         1,195           2,338
                                                  -----------     -----------
Net cash provided by financing activities .....         1,412           2,338
                                                  -----------     -----------
Net decrease in cash and cash equivalents .....        (6,452)        (60,066)
Effects of exchange rates on cash .............          (233)            155
Cash and cash equivalents at beginning
  of period ...................................        73,408         146,001
                                                  -----------     -----------
Cash and cash equivalents at end of period ....   $    66,733     $    86,090
                                                  ===========     ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
Interest paid .................................   $       274     $        --
                                                  ===========     ===========
Income taxes paid .............................   $        15     $        11
                                                  ===========     ===========

SUPPLEMENTAL INFORMATION ON NONCASH INVESTING AND
  FINANCING ACTIVITIES
Purchases of equipment under capital lease
  obligations .................................   $     6,138     $        --
                                                  ===========     ===========

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

       The Company capitalized subscriber acquisition costs of approximately $1,084,000 and $4,081,000 for the three months ended September 30, 1997 and September 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the three months ended September 30, 1997 and September 30, 1996 was $1,589,000 and $3,568,000, respectively. The Company capitalized subscriber acquisition costs of approximately $4,156,000 and $11,989,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the nine months ended September 30, 1997 and September 30, 1996 was $7,388,000 and $7,961,000, respectively.

3.     PROPERTY AND EQUIPMENT AT COST, NET

       Property and equipment consist of the following (in thousands):

                                              September 30,       December 31,
                                                   1997               1996
                                                 --------           --------
                                               (unaudited)

Property and equipment at cost                   $119,266           $107,476
Less: accumulated depreciation and
   amortization                                   (41,358)           (23,103)
                                                 --------           --------
Property and equipment at cost, net              $ 77,908           $ 84,373
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

5.     STOCKHOLDERS' EQUITY

       The components of the stockholders' equity are as follows (in thousands, except share amounts):

                                                                                             Cumulative
                                                 Common           Additional                 Translation     Total
                                                 Stock             Paid-In     Accumulated   Adjustment   Stockholders'
                                           Shares      Amount      Capital       Deficit      and Other      Equity
                                       -----------  ----------   -----------   ------------  -----------  ------------
Balance at December 31, 1996            11,630,900       $ 116     $ 205,506     $ (62,042)     $  1,211     $ 144,791
  Issuance under employee stock
     purchase plan                          62,600           1           705              -            -           706
  Exercise of stock options                 51,500           -           489              -            -           489
  Cumulative translation
     adjustment                                  -           -             -              -        (500)         (500)
  Unrealized gain                                -           -             -              -        (540)         (540)
  Net loss                                       -           -             -       (25,217)            -      (25,217)
                                       -----------  ----------   -----------   ------------  -----------  ------------
Balance at September 30, 1997           11,745,000       $ 117     $ 206,700     $ (87,259)         $171     $ 119,729
                                       ===========  ==========   ===========   ============  ===========  ============

6.     RESTRUCTURING AND RELATED CHARGES

       Restructuring and related charges of $167,000 and $1,879,000 during the three and nine months ended September 30,1997, respectively, are the result of a decision by management to restructure operations of the Company's subsidiary in the United Kingdom. The restructure charge includes $1,356,000 in accrued expenses for costs to terminate excess leased office facilities and a write-off of office equipment, furniture and building improvements as a result of consolidating office space, a $356,000 write-down of previously capitalized deferred subscriber acquisition costs, and $167,000 for severance costs.

The following table depicts the activity in the Company's restructuring accrual for 1997 (in thousands):

                                                                                                  Balance at
                                    Additions During    Additions During      Expenditures       September 30,
                                           Q2                  Q3              During Q3             1997
                                   ---------------------------------------------------------------------------
Payments on canceled or vacated
    facilities                             $588                   -                $132               $456
Payments for legal and other
    support                                 132                   -                  37                 95
Payments to employees
    involuntarily terminated                  -                 167                  81                 86
                                   ===========================================================================

Total Restructuring Accrual                $720                $167                $250               $637
                                   ===========================================================================

7.     INCOME TAXES

       The provision for income taxes for the three months ended September 30, 1997 and 1996, in the amount of $0 and $4,000, respectively, and for the nine months ended September 30, 1997 and 1996 in the amount of $13,000 and $11,000, respectively, consists entirely of international and state minimum taxes since the Company incurred pre-tax losses in each period.

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

9.     SUBSEQUENT EVENTS

       On October 12, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with ICG Communications, Inc., a Delaware corporation ("ICG"), pursuant to which ICG has agreed to acquire the Company through a tax-free merger (the "Merger") of a newly formed Delaware subsidiary of ICG with and into the Company. Under the terms of the Merger Agreement, each share of the Company's common stock would be exchanged for 0.8628 shares of common stock of ICG ("ICG Common Stock"), subject to adjustment as described below. The closing price of a share of ICG Common Stock on the NASDAQ National Market on October 10, 1997 was $26.25.

       The exchange ratio will be subject to adjustment as follows: If the volume weighted average price for one share of ICG Common Stock for the ten consecutive trading days ending two trading days prior to the closing of the Merger (the "ICG Closing Price") drops below $22.125, the exchange ratio will be adjusted to equal the fraction obtained by dividing $19.0625 by the ICG Closing Price; in addition, if the ICG Closing Price drops below $19.00 per share, the exchange ratio will be fixed at 1.0078 shares of ICG Common Stock for each share of the Company's Common Stock.

       The Merger has been unanimously approved by the Boards of Directors of both ICG and the Company. Either party may terminate the Merger Agreement without liability if such party's independent auditors render written advice that the Merger will not qualify for pooling-of-interests accounting treatment, or upon the occurrence of other specified events. The Merger is subject to the effectiveness of a registration statement registering the shares of ICG Common Stock that will be issued pursuant to the Merger Agreement. In addition, the consummation of the Merger is conditioned upon approval by the stockholders of both ICG and the Company, certain regulatory approvals, required consents and other customary closing conditions. The parties expect the transaction to close during the first quarter of 1998.


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

OVERVIEW

       The Company's revenues are derived from providing Internet solutions to business and individual customers, principally through monthly dial-up, dedicated connection and web site hosting services. Revenues from monthly subscriptions have increased substantially since the Company's inception as a result of increases in the Company's customer base due to the growth of the Internet services market generally, the expansion of the Company's services and distribution channels and diversification of the Company's product offerings.

       Currently, sales to small businesses and individuals represent a majority of the Company's revenues. Small business and individual revenues are comprised primarily of recurring dial-up, web site hosting and dedicated connection revenues. In addition, the Company also receives revenues from non-access services, primarily from business customers. These revenues include virtual web server hosting and domain name services. The Company charges set-up fees on certain of these services. A majority of the Company's accounts are billed monthly pursuant to a pre-authorized credit card account or are prepaid annually.

       During 1997, the Company has introduced new products designed to better meet the needs of people using the Internet for small business applications. These include products which provide greater dial-up access reliability and customer support for additional monthly charges, dedicated line services to connect to local area networks and web servers and web site hosting services. The Company believes that these services should result in higher average revenue per subscriber in the future.

       The Company is also committed to expanding its customer base by various means, including developing relationships with corporate partners in order to deliver new products and services to customers. The Company's ability to improve revenues and operating margins will depend in part on its ability to attract new customers and retain its existing customers. There can be no assurance that the Company's investments in its telecommunications infrastructure, customer support capabilities, new services offerings and software releases will ensure a high level of customer retention. For more information on risks facing the Company, see "Risk Factors" on page 16.

       The Company's operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, some of which are outside the Company's control. The Company expects that it will incur net losses for the foreseeable future. The Company has operating subsidiaries in Canada and the United Kingdom and has an investment in Brazil with Grupo Itamarati, a Brazilian conglomerate. There can be no assurance of future revenue growth or that the Company will be able to achieve and then sustain profitability or positive cash flow.

       During October of 1997 the Company entered into the Merger Agreement with ICG. The Merger is expected to close in the first quarter of 1998, pending certain conditions and approval by the stockholders of both companies and regulatory entities. On or about November 7, 1997, ICG and the Company intend to file with the Securities and Exchange Commission a joint proxy statement-prospectus that contains a more complete description of the proposed Merger, including a discussion of risks associated with the proposed Merger.

RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997

REVENUES

       Revenues increased by $8,070,000, or 25.2%, to $40,106,000 for the three months ended September 30, 1997 from $32,036,000 for the three months ended September 30, 1996. Revenues increased by $35,970,000, or 42.7%, to $120,131,000 for the nine months ended September 30, 1997 from $84,161,000 for the nine months ended September 30, 1996. The revenue increase was due to an increase in average revenue per customer, which resulted from an increase in the mix of dedicated and web site hosting customers relative to dial-up customers, sales of the Company's premium dial-up products and growth in the Internet market generally. During the third quarter of 1997, the Company experienced growth in non-dial up services and a decrease in dial up accounts. The total number of customers decreased to approximately 542,000 accounts as of September 30, 1997 from approximately 562,000 accounts as of September 30, 1996.

       International revenues increased by $2,822,000 to $3,553,000 for the three months ended September 30, 1997 compared to the same period in 1996. International revenues increased by $8,057,000 to $9,046,000 for the nine months ended September 30, 1997 compared to the same period in 1996. The increase in international revenues is due to increased subscriber base for the Company's international operations which began in 1996.

COST OF REVENUES

       The Company's cost of revenues was $29,668,000 for the three months ended September 30, 1997 and $24,319,000 for the three months ended September 30, 1996, decreasing to 74.0% from 75.9% of revenues, respectively. The decrease in consolidated cost of revenues as a percentage of revenue was primarily attributable to network and payroll expenses increasing at a slower rate than revenues. The increase in absolute dollars was due to increases in depreciation and telephone expenses related to supporting the customer network. Consolidated gross margin for the quarters ended September 30, 1997 and September 30, 1996 was 26.0% and 24.1%, respectively. Domestic gross margin for the same period was 28.2% and 30.5%, respectively. Cost of revenues was $87,218,000 for the nine months ended September 30, 1997 and $61,480,000 for the nine months ended September 30, 1996, decreasing to 72.6% from 73.1% of revenues, respectively. Consolidated gross margin for the nine months ended September 30, 1997 and September 30, 1996 was 27.4% and 26.9%, respectively. Domestic gross margin for the same period was 30.5% and 32.2%, respectively.

       The Company's international operations cost of revenues for the three months ended September 30, 1997 was $3,407,000, an increase of $855,000 over the same period in 1996. International cost of revenues for the nine months ended September 30, 1997 was $10,054,000, an increase of $5,001,000 over the same period in 1996. The increase in international cost of revenues in absolute dollars is due primarily to increased network and payroll related costs. The Company expects that cost of revenues for international operations will continue to increase in absolute dollars in the foreseeable future.

PRODUCT DEVELOPMENT

       Product development expenses were $1,637,000 for the three months ended September 30, 1997 and $1,816,000 for the three months ended September 30, 1996, representing 4.1% and 5.7% of revenues, respectively. Product development expenses were $4,924,000 for the nine months ended September 30, 1997 and $4,460,000 for the nine months ended September 30, 1996, representing 4.1% and 5.3% of revenues, respectively. International product development expenses for the three and nine months ended September 30, 1997 were $239,000 and $831,000, respectively. The Company plans to continue expenditures on product development as it develops new software products and upgrades existing products. It is expected that product development expenses as a percentage of revenue will remain relatively stable.

SALES AND MARKETING

       Sales and marketing expenses decreased $2,912,000 or 19.8%, to $11,790,000 for the three months ended September 30, 1997 from $14,702,000 for the three months ended September 30, 1996, decreasing to 29.4% from 45.9% of revenues, respectively. The decrease in absolute dollars and in expenses as a percentage of revenue was due to decreases in marketing programs, salaries and wages and subscriber acquisition costs. Sales and marketing expenses increased $1,746,000, or 4.7%, to $38,732,000 for the nine months ended September 30, 1997 from $36,986,000 for the nine months ended September 30, 1996. Although sales and marketing expenses increased in absolute dollars during the nine months, the expenses as a percentage of revenue decreased to

32.2% from 43.9% for the nine months ended September 30, 1997 and September 30, 1996, respectively. The increase in absolute dollars was primarily attributable to increased costs associated with the Company's international expansion and increased commissions. Additionally, during 1997, the Company began selling disks and charging the disk costs to cost of revenues as they were shipped. Prior to 1997, certain disk costs were capitalized as deferred subscriber acquisition costs and amortized to sales and marketing expense over twelve months, as the disks were distributed free of charge.

       International sales and marketing expenses (including costs incurred domestically relating to international operations) increased by $160,000 to $3,030,000 for the three months ended September 30, 1997 and by $2,691,000 to $9,202,000 for the nine months ended September 30, 1997 compared to the same periods in 1996. Sales and marketing expenses are expected to continue to increase in absolute dollars.

       Certain of the Company's subscriber acquisition costs are capitalized and amortized over a twelve-month period using the straight-line method. The Company capitalized subscriber acquisition costs of approximately $1,084,000 and $4,081,000 for the three months ended September 30, 1997 and September 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the three months ended September 30, 1997 and September 30, 1996 was $1,589,000 and $3,568,000, respectively. The Company capitalized subscriber acquisition costs of approximately $4,156,000 and $11,989,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. Amortization and write-offs of deferred subscriber acquisition costs for the nine months ended September 30, 1997 and September 30, 1996 was $7,388,00 and $7,961,000, respectively.


GENERAL AND ADMINISTRATIVE

       General and administrative expenses decreased $924,000, or 15.1%, to $5,198,000 for the three months ended September 30, 1997 from $6,122,000 for the three months ended September 30, 1996, decreasing to 13.0% from 19.1% of revenues, respectively. General and administrative expenses decreased $860,000, or 4.9%, to $16,544,000 for the nine months ended September 30, 1997 from $17,404,000 for the nine months ended September 30, 1996, decreasing to 13.8% from 20.7% of revenues, respectively. The decrease in general and administrative expenses in absolute dollars and as a percentage of revenue for the three and nine month periods ending September 30, 1997 was primarily due to costs incurred during the same period in 1996 in establishing the Company's subsidiary in the United Kingdom, moving a significant portion of the Company's operations into new buildings and incurring bad debt expenses from writing-off accounts receivable balances determined to be uncollectable.

       International general and administrative expenses decreased by $125,000 to $571,000 for the three months ended September 30, 1997 and decreased by $71,000 to $1,888,000 for the nine months ended September 30, 1997 compared to the same periods in 1996. General and administrative expenses are expected to increase in absolute dollars in the future.

RESTRUCTURING AND RELATED CHARGES

       Restructuring and related charges of $167,000 and $1,879,000 during the three and nine months ended September 30, 1997, respectively, are the result of a decision by management to restructure operations of the Company's subsidiary in the United Kingdom. The restructure charge is comprised of $1,356,000 in accrued expenses for costs to terminate excess leased office facilities and a write-off of office equipment, furniture and building improvements as a result of consolidating office space, a $356,000 write-down of previously capitalized deferred subscriber acquisition costs and $167,000 for severance costs.

INTEREST INCOME AND OTHER

       Net interest income and other was $886,000 and $1,321,000, respectively, for the three months ended September 30, 1997 and 1996. Net interest income and other was $2,688,000 and $4,605,000, respectively, for the nine months ended September 30, 1997 and 1996. The decrease was due to the Company's lower average cash and cash equivalents during 1997 as compared to the same period in 1996. In addition, during 1997, the Company incurred interest expense on capital leases of $159,000 and $311,000 for the three and nine month periods ended September 30, 1997, respectively, compared to insignificant amounts incurred during the same periods in the prior year. The Company invests its cash and cash equivalents primarily in high grade commercial paper and United States treasury bills.

NET LOSS

       Revenue growth and decreases in cost of revenues and operating expenditures as a percentage of revenue, offset by international expansion and restructuring charges related to the UK operations, resulted in reduced net losses of $6,827,000 and $25,217,000, for the three months and nine months ended September 30, 1997, respectively, as compared to net losses of $13,606,000 and $32,775,000 for the three and nine months ended September 30, 1996, respectively. International net losses for the three and nine months ended September 30, 1997 were $4,069,000 and $15,341,000 as compared to net losses of $5,499,000 and $12,712,000 for the three and nine months ended September 30, 1996, respectively.

       The Company believes EBITDA (Earnings before interest, taxes, depreciation and amortization) is a cash flow measure used by analysts, investors and other interested parties in the on-line and Internet services industries. EBITDA for the three and nine months ended September 30, 1997, resulted in positive EBITDA of $259,000 and reduced losses of $2,397,000, respectively, as compared to the losses of $6,458,000 and $17,097,000 for the three and nine months ended September 30, 1996. EBITDA before restructuring and related charges of $167,000 and $1,879,000, respectively, for the three and nine months ended September 30, 1997 was positive $426,000 and a loss of $518,000, respectively. Domestic EBITDA for the three and nine months ended September 30, 1997 was positive $3,211,000 and $9,179,000, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The Company has funded its operations to date primarily through cash generated from collection of revenues and private and public sales of equity securities. The Company's operating activities used cash of approximately $396,000 and $11,981,000 for the three months ended September 30, 1997 and September 30, 1996, respectively. The Company's operating activities used cash of approximately $1,616,000 and $16,966,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. During the nine months ended September 30, 1997, cash used in operating activities was primarily affected by the net loss, gains on investments, deferred subscriber acquisition costs and a $2.1 million payment to the Brazilian investment made in September 1997. These uses of cash were primarily offset by depreciation and amortization and increases in deferred revenue. During the nine months ended September 30, 1996, cash from operations was reduced primarily by the net loss, increases in accounts receivable, and decreases in deferred subscriber acquisition costs and accounts payable. These uses of cash were partially offset by depreciation and amortization, loss on investments, and increases in accrued payroll and related expenses, other accrued expenses and liabilities and deferred revenue.

       Investing activities used cash of $1,997,000 and $13,699,000 for the three months ended September 30, 1997 and September 30, 1996, respectively. Investing activities used cash of $6,248,000 and $45,438,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. The Company's investing activities have consisted primarily of equipment purchases for new local access areas and network expansion. Capital expenditures were $2,512,000 and $7,852,000 for the three and nine month periods ended September 30, 1997, respectively, which were offset mainly by the sale of short term investments.

       Financing activities provided cash of $1,412,000 and $2,338,000 for the nine months ended September 30, 1997 and September 30, 1996, respectively. For the nine months ended September 30, 1997, financing activities consisted primarily of the exercise of stock options and proceeds from issuance of debt relating to financing of equipment which was partially offset by repayments of debt relating to the capital leases entered into during the period. For the nine month period ended September 30, 1996, financing activities consisted of proceeds from the exercise of stock options and purchases under the employee stock purchase plan.

       Although the Company has no material capital commitments (other than for its network expansion and operating infrastructure program), a substantial portion of the proceeds of its May 1995 and November 1995 public offerings has been used for, and the Company expects to continue to use cash for, additional equipment purchases and subscriber acquisition costs.

       As of September 30, 1997, the Company had cash and cash equivalents of $66,733,000 and working capital of $42,227,000. The Company used $2,826,000 and $6,452,000 for the three and nine months ended September 30, 1997, respectively. Although the Company may seek to secure additional funding in the future, the Company believes that existing cash and cash equivalents, together with existing sources of liquidity, will be sufficient to fund its operations, capital expenditures, working capital and other cash requirements for the next year, in the absence of material competitive or operating changes.

RISK FACTORS

       The following factors, in addition to the factors discussed in the Company's Report on Form 10-KSB for the fiscal year ended December 31, 1996 and other information contained elsewhere herein, should be considered carefully in evaluating the Company and its business.

       OPERATING LOSSES; FLUCTUATIONS IN OPERATING RESULTS. Although the Company has experienced revenue growth in each of its fiscal years since incorporation, it experienced net losses of $100,000 for 1994, $14,064,000 for 1995, $44,265,000 for 1996 and $25,217,000 in the first nine months of 1997, and had an accumulated deficit of $87,259,000 as of September 30, 1997. The net loss incurred during the nine months ending September 30, 1997 included a loss of $15,341,000 related to international operations.

       These losses are also reflected in the Company's operating margins, which decreased from a loss of 1% for 1994 to a loss of 31% for 1995 and a loss of 40% for 1996. During the first nine months of 1997, the Company's operating margin was a loss of 24%. The Company's current focus is on targeting the business customer (individuals and groups), which the Company believes will result in increased revenues per subscriber, although at reduced subscriber growth rates. The Company anticipates increases in its expenses related to product development, marketing, sales, general and administrative, network and customer support. There can be no assurance of future revenue growth or that in the future the Company will achieve or sustain profitability or positive cash flow from operations.

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

       The Company's current and prospective competitors include many large companies that have substantially greater market presence and financial, technical, marketing and other resources than the Company. The Company competes or expects to compete directly or indirectly with other national and regional commercial Internet services providers, with established on-line services companies which offer Internet connectivity, with national long distance carriers, with regional telephone companies, with cable operators and with other local and regional Internet service providers.

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

ITEM 3 OF PART I IS NOT APPLICABLE AND HAS BEEN OMITTED.

PART II.   OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.   Exhibits

     27.1  Financial Data Schedule

b.   Reports on Form 8-K.

     A current report on Form 8-K, dated October 23, 1997 was filed by Registrant with the Securities and Exchange Commission to report under
     Item 5 thereof the Registrant's execution of a definitive Agreement and Plan of Merger with ICG Communications Inc.
     dated October 12, 1997.



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

                                          NETCOM ON-LINE COMMUNICATION
                                          SERVICES, INC.



Date: November 6, 1997                    By /s/ David W. Garrison
                                            ------------------------------------
                                            David W. Garrison
                                            Chairman of the Board, President and
                                            Chief Executive Officer


                                          By /s/ Kurt E. Johnson
                                            ------------------------------------
                                            Kurt E. Johnson
                                            Chief Financial Officer